Form 10-K
period 2016-12-31
Foundation Building Materials, Inc.
filed 2017-03-28
CIK 1688941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-32381

Foundation Building Materials, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4259606
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2741 Walnut Avenue, Suite 200 Tustin, CA	92780 (Zip Code)
(Address of Principal Executive Offices)
(714) 380-3127
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates on March 22, 2017, based upon the closing price of $16.55 of the registrant's common stock as reported on the New York Stock Exchange, was $243.5 million. The registrants common stock was not traded on June 30, 2016, the last day of the registrant's second fiscal quarter in 2016.

There were 42,865,407 common shares outstanding as of March 22, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements," which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, rebates, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "approximately," "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•
our ability to effectively manage any downturns in the commercial or residential new construction markets, the commercial or residential repair and remodel markets and the industrial construction and maintenance markets;

•	the consequences of any continued financial uncertainty following the recent worldwide recession and the impact on the markets we serve;

•	our ability to effectively manage any changes in economic, political and social conditions;

•	fluctuating demand for the products and services we offer;

•	our ability to effectively compete in a highly competitive industry;

•
our ability to realize the anticipated financial and strategic goals of future acquisitions or investments, including the identification of acquisition targets and the integration and performance of acquired stores and businesses, including integration of financial systems;

•	our ability to achieve the intended benefits of our acquisitions, including the realization of synergies;

•	diversion of management’s attention from ongoing business concerns to matters related to acquisitions we may make in the future;

•	our ability to maintain our existing contractual and business relationships;

•	the change in any exclusive rights or relationships we have with suppliers that provide us access to leading brands;

•	a material disruption at our suppliers’ facilities due to weather, environmental incidents, transportation disruption and other operational problems;

•	our ability to manage the unique risks involved with the mechanical insulation business;

•	the effects of any changes in environmental, health and safety laws and regulations on our operations and liquidity;

•	our ability to attract and retain key management personnel and other talent required for our business;

•	our exposure to legal claims and proceedings related to our business;

•	our ability to manage the impact of debt and equity financing transactions;

•	our ability to generate a sufficient amount of cash to service our indebtedness and fund our operations;

•	our ability to operate our business under agreements governing certain of our indebtedness containing financial covenants and other restrictions;

•	the effects of incurring a substantial amount of indebtedness under our asset based lending credit facility and our senior secured notes due 2021;

•	the volatility of the trading price of our common stock

•	our relationship with Lone Star and its significant ownership of our common stock; and

•	additional factors discussed under the sections entitled "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors see the section entitled "Item 1A. Risk Factors." Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 1. Business.
On October 9, 2015, the Company and its assets and operations were acquired by LSF9 Cypress Parent, LLC through a newly formed company, LSF9 Cypress Holdings, LLC, which we refer to as the Lone Star Acquisition. Unless otherwise specified, references in this Annual Report on Form 10-K to "we," "our," "us" and "the Company" refer to (i) for the predecessor periods prior to the completion of the Lone Star Acquisition, the business of FBM Intermediate Holdings, LLC, (ii) for the successor periods after completion of the Lone Star Acquisition, but prior to the internal reorganization transaction in which the business was transferred to Foundation Building Materials, Inc., the business of LSF9 Cypress Holdings LLC and its subsidiaries and (iii) for the successor periods after completion of the internal reorganization transaction, the business of Foundation Building Materials, Inc., in each case together with its consolidated subsidiaries.
Our Company
We are the second largest specialty distributor of wallboard and suspended ceiling systems in the United States and Canada, and the fastest growing by revenue and branch count since our founding in 2011. We are also the second largest specialty distributor and one of the largest fabricators of commercial and industrial mechanical insulation in the United States. We have expanded from a single branch in Southern California to more than 200 branches across the United States and Canada as of December 31, 2016, carrying a broad array of more than 35,000 SKUs. Our organic growth initiatives and disciplined acquisition strategy have enabled us to grow rapidly. Our net sales in 2013 were $113.7 million and we reached net sales of $1.4 billion for the year ended December 31, 2016. Our goal is to be the leading company within specialty building products distribution and to continue expanding into complementary markets.
We serve as a critical link between our supplier base and a diverse and highly fragmented set of more than 30,000 customers. Our specialty building products segment, which distributes wallboard and accessories, metal framing, suspended ceiling systems and other products, accounted for approximately 92.9% of our net sales for the year ended December 31, 2016. Within the specialty building products segment, we distribute products to contractors who install them in commercial and residential buildings for both new construction and repair and remodeling projects. Our mechanical insulation segment, which distributes commercial and industrial insulation products to provide insulation solutions for pipes and mechanical systems, accounted for approximately 7.1% of our net sales for the year ended December 31, 2016. We fabricate and distribute these products for specialty contractors seeking to improve or maintain energy efficiency in a diverse range of commercial and industrial buildings. Our customers use these products in maintenance, repair and operations, or MRO, and new construction. For the periods from October 9, 2015 to December 31, 2015 and January 1, 2015 to October 8, 2015 and the year ended December 31, 2014, 100% of net sales were derived from our specialty building products segment because we had not yet entered into the mechanical insulation segment.
We have an expansive branch network that serves attractive markets across the United States and Canada. The ability to leverage our branches, together with our organic growth initiatives and disciplined acquisition strategy, has allowed us to drive significant share gains in the wallboard distribution market.
We believe that our customers select and trust us because we have the expertise to efficiently and effectively handle and deliver a broad product offering, including wallboard, metal framing, suspended ceiling systems, insulation and complementary products, and to manage the complex logistics required to safely deliver and stock the right products to the appropriate locations at each jobsite. It is critical for our contractor customers to have the correct product, when they need it, in order to complete their projects on time and on budget without costly delays. We also provide our customers with technical product expertise, including proper installation techniques for new products. We typically deliver wallboard and other products directly to the floor where it will be installed, from the first floor to the penthouse of a major high rise. For ceiling contractors, we carry a wide range of products and have the technical sales expertise to assist our customers in selecting the appropriate acoustical product for their project. For our commercial and industrial insulation customers, we often fabricate the insulation into specific shapes and sizes prior to delivery rather than on site depending on its ultimate application, thereby decreasing our customers’ labor costs. Our North American scale gives us the ability to serve contractors and homebuilders that operate across multiple geographic markets. Most of our customer accounts are managed by salespeople and managers who communicate with customers on a regular basis and, as a result, have developed longstanding and trusted relationships.
We have close relationships with our suppliers at both the executive and local branch level. We believe we are a preferred distributor for our suppliers due to our scale, nationwide footprint, leading market positions, knowledgeable professionals, high service levels and strong relationships with a broad set of contractor customers. We also believe our suppliers seek our business because we are one of the highest growth distributors in our industry and have a demonstrated ability to achieve above market growth. In suspended ceiling systems, we have exclusive distribution relationships in select geographies for certain products. These relationships include contractual exclusivity with Armstrong World Industries, Inc., or Armstrong, and relationship-based exclusivity with USG Corporation, or USG. Armstrong has supported our expansion by renewing our contractual exclusivity or extending our contractual exclusivity into additional territories after we acquired certain companies. This contractual exclusivity makes us the sole distributor carrying Armstrong products in certain regions. We also possess semi-exclusive distribution rights in other regions. Supplier concentration remains low across all of our product categories.
We serve a balanced mix of end markets across the new non-residential construction, new residential construction and non-residential repair and remodel sectors. Our products are used in the construction and repair and remodel of new commercial buildings, single-family, multi-family homes and industrial facilities. We believe activity in the new construction end markets will continue to grow, since new non-residential activity and residential housing starts in the United States remain below historical averages. Our products are used for the maintenance, repair and remodel of existing structures, including industrial MRO, which we believe provides a stable source of revenue across economic cycles.
The table below summarizes our major product categories, applications and end markets.

Our Products
		Wallboard & Accessories	Metal Framing	Ceilings	Other Products	Commercial and Industrial Insulation
% of net sales for the year ended December 31, 2016		46%	16%	14%	19%	5%
% of net sales for the year ended December 31, 2015		51%	17%	12%	20%	0%
Applications		Interior walls and ceilings	Wallboard structural support, typically sold as part of a package with wallboard, insulation, or suspended ceiling systems	Suspended ceiling systems	Stucco/exterior insulation and finishing system, building insulation, tools, safety accessories and fasteners	Insulation solutions for pipes and mechanical systems
	New Non-Residential	✓	✓	✓	✓	✓
Primary End Markets	New Residential	✓	✓		✓
	Non-Residential, Repair and Remodel	✓	✓	✓	✓	✓
We were founded in 2011 by our President and Chief Executive Officer Ruben Mendoza, our Chief Financial Officer John Gorey and one of our Regional Vice Presidents, Tom Fischbeck. Mr. Mendoza previously served as CEO of Acoustical Material Services where he oversaw the successful growth of the company before it was acquired by Allied Building Products, a subsidiary of CRH, in 2007. In founding our company, Mr. Mendoza applied a proven customer-centric operating model to an organization that would combine strong organic growth with an effective acquisition and integration program across a fragmented industry. In November 2013, we strengthened our management team with the addition of our Chief Operating Officer, Pete Welly, who has 37 years of experience in our industry. Other members of our management team have spent the majority of their careers in the wallboard and suspended ceiling systems distribution industry. As a result of long and close personal relationships with many of the private owners of wallboard and suspended ceiling systems distributors, our acquisitions generally have been completed on a privately negotiated, non-auction basis. Since 2013, the majority of senior level leaders who have sold us their businesses have elected to stay on as active employees and are often our best references to owners considering a sale to us.
On October 9, 2015, 100% of the outstanding equity of FBM Intermediate Holdings LLC was acquired by investment funds, or affiliates of investment funds, advised, managed or controlled by Lone Star Fund IX (U.S.) L. P., which we refer to in this Annual Report on Form 10-K together with certain of its affiliates and associates (excluding us and other companies it owns as a result of its investment activities), as Lone Star, along with certain members of management for approximately $560.0 million.

Our acquisition activity is described in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the consolidated financial statements.
Our Competitive Strengths
Market leader with significant size and scale advantages
Our coast-to-coast footprint enables us to distribute our comprehensive product offering to a large, diverse set of customers and provides us with significant economies of scale that we believe give us cost advantages versus our smaller competitors. As a leading specialty building products distributor, we are able to negotiate volume discounts and preferential pricing terms with our key suppliers. As we continue to grow, we believe we will realize additional cost savings and other benefits from scale. Smaller competitors generally lack the resources to properly handle the logistical complexities of large scale specialty building products distribution. We have also been able to realize procurement discounts on our large fleet of over 2,700 vehicles, and we leverage this fleet to realize operational cost advantages from economies of scale. Additionally, our local market scale adds route density, which increases our profit margins. We believe our consolidated information technology systems and centralized administrative functions, which are shared nationally across our platform, generate additional operating cost efficiencies.
Proven operating model
We believe that our national operating model supported by local market expertise, entrepreneurial and customer centric-culture, acquisition and integration expertise and strong national brand has established us as the distributor of choice for leading suppliers and over 30,000 customers across a balanced mix of construction-related end markets. Our management team originally utilized elements of this operating model while overseeing prior companies and has applied those elements to us. Since our inception, we have invested heavily in identifying, recruiting, training and retaining highly dedicated employees. We invest in ongoing talent development and focus on rewarding performance based on profitability goals instead of pursuing revenue growth at the expense of profit margins. We also reposition talent across our branch network to manage and improve branch performance.
Our technology infrastructure and "One Company" platform allows us to manage our information technology efficiently. We have established a broad, integrated business platform that allows our branch network to leverage a centralized ERP system and other back office support functions to minimize costs, while retaining important and timely decision making authority at the local level where we conduct business with our customers and can tailor our service and product offerings to their needs. This autonomy at the local level has fostered our entrepreneurial culture, while our national infrastructure support allows employees to focus on customer-first solutions. In 2016 we completed an initiative that consolidated our entire company onto one ERP platform other than with respect to the acquisitions of the Construction Products Division of Superior Plus LP and Superior Plus U.S. Holdings Inc., or Winroc-SPI, United Drywall Supply, Inc., or United Drywall Supply, and Dominion Interior Supply Corporation and Dominion Interior Supply of Roanoke LLC, or collectively Dominion Interior Supply, which occurred later in 2016 and early 2017.
Local market excellence
We are a national company focused on supplying the local building material needs of each geographical area we cover according to climate, building codes, customer preference and other considerations. We believe that we are able to maintain our local market excellence due to our longstanding customer and supplier relationships in local regions, dependable customer service, brand recognition and market-specific product offerings that cater to local trends and preferences. We actively track local and regional construction opportunities for our customers to help drive business for both them and ourselves, and our senior executives complement the local sales efforts by maintaining key relationships with major national and regional accounts. We seek to cultivate an entrepreneurial culture and empower branch managers with the independence and authority to make important business decisions locally under the FBM brand. We believe that this attracts highly dedicated employees who endeavor to provide our customers with dependable customer service that differentiates us from our competition. Our goal is to be the distributor of choice for our customers in all of the local markets we serve.
Strong customer relationships
We sell to a diverse and highly fragmented base of over 30,000 customers, including commercial, residential and other specialty contractors. In addition to local contractors, we maintain strong regional relationships with regional non-residential construction companies and leading national homebuilders. Most customer accounts are serviced by managers and salespeople who communicate regularly with these accounts and have developed meaningful relationships built over many years. We have deeply entrenched customer relationships lasting over 19 years on average with our top 20 customers based on 2016 net sales. We believe customer loyalty has been built through our high-quality customer service and technical support, strong logistics capabilities, exclusive relationships to key suppliers in critical markets and product expertise across our comprehensive selection of premier products and brands. We are able to safely and efficiently deliver products to our customers at the right time and in the specified place. Based on our customer surveys, contractors often prioritize on-time delivery over price as they consider the negative repercussions that project delays create, particularly increased labor costs. We have an integrated delivery, dispatch and order tracking system that allows us to optimize routes and dispatch efficiencies. Optimization of delivery and dispatch results in lower costs for both delivery and fleet management. Additionally, for many of our products, we facilitate purchasing relationships between suppliers and our highly fragmented customer base by providing technical product knowledge, educating contractors on proper installation techniques for new products, enabling local product availability and extending trade credit.
Longstanding relationships with leading suppliers
We maintain longstanding relationships with a base of over 4,000 suppliers for whom we provide a direct channel to a large, diverse customer base across our national footprint. We are one of the largest customers for several of our top suppliers across wallboard, suspended ceiling systems and metal framing product categories. We believe that suppliers find our scale, rapid growth, nationwide footprint, leading market positions, knowledgeable professionals, quality customer service and strong relationships with a broad set of contractors attractive. All key supplier relationships are led by our executive management team to foster long-term growth and maximize national pricing programs. We have access to leading brands and maintain exclusive distribution relationships to sell key products, such as suspended ceiling systems, in selected markets. Interior contractors often purchase wallboard and suspended ceiling systems from the same distributor, and carrying a ceilings product line helps to drive sales of wallboard and other complementary products. We believe that our suppliers view us as a key facilitator to market and grow their businesses. We regularly discuss both acquisitions and greenfield expansion with our key suppliers, who may proactively recommend expansion opportunities to us.
Demonstrated ability to identify, execute and integrate acquisitions
Our management team has built the Company from a single branch in 2011 into one of the leading wallboard, suspended ceiling systems and insulation building products distributors in the United States and Canada. Since 2013, we have completed 19 acquisitions and believe that the large, highly fragmented nature of our market and our reputation throughout the industry provides us access to a robust acquisition pipeline at attractive valuations that will continue to supplement our strong organic growth. Our acquisitions generally have been initiated through our senior management team’s business relationships developed over their many years in the industry, and we believe we have become a buyer of choice for owners of specialty distribution companies because we offer them the opportunity to gain liquidity while remaining involved in the active management of their business going forward. We generally avoid auction processes, and we believe we are often the only buyer involved in advanced discussions with these companies. This has led to a substantial pipeline of potential acquisition candidates that management is continuously cultivating. We have dedicated integration leaders who work closely with acquired branch personnel to unify acquisitions under a single brand with a common ERP system. We consolidate our acquired companies’ purchasing into our supplier purchasing programs, which generally have had more advantageous terms due to our greater scale. Our objective is to integrate each acquired company into our back office accounting, human resources and IT systems within 90 days of closing. Post-acquisition, we transition acquired companies exclusively to the FBM brand, and we have typically achieved additional remaining cost savings from the elimination of redundant overhead costs and branch consolidations. Our acquisitions have historically realized purchasing synergies almost immediately by taking advantage of our volume discounts.
Since 2013, many of the owners and senior management of companies that we have acquired have elected to remain employed with us post-acquisition and most have chosen to invest in our parent company, which has proven to be successful in aligning incentives and ensuring smooth transitions. Currently, over 100 former owners, managers and employees of acquired businesses have an equity interest in our parent company and remain engaged in the successful operation of our business.

Experienced management team with strong track record of growth
Our management team, including our senior management and vice presidents, collectively have an average of 25 years of industry experience. Our founder, President and Chief Executive Officer Ruben Mendoza, is an accomplished leader with over 25 years of industry experience. Our Chief Financial Officer John Gorey brings over 30 years of industry experience, our Chief Operating Officer Pete Welly brings over 37 years of industry experience to the oversight of our operations and our Senior Vice President of Sales & Marketing Kirby Thompson has been working in the industry for over 35 years. By fostering an entrepreneurial and customer-centric culture and a proven ability to quickly and effectively integrate acquisitions under a common brand, this team has built the Company from a single branch into one of the leading specialty building products distributors in the United States and Canada.
Our Business Strategy
Our objective is to strengthen our competitive position, achieve profitable growth that exceeds market rates and increase shareholder value through the following key strategies:
Continue to drive organic growth through strategic initiatives.    We believe there are significant opportunities to continue to expand our existing geographic footprint by opening greenfield branches, expand our product offerings to existing customers, target new customers and expand our mechanical insulation platform.

•
Expand product offerings across all branches.    Our management team has identified opportunities in several of our regions for product line growth and expansion. We offer a number of products that are complementary to our wallboard sales including tools, fasteners and wallboard accessories, building insulation, exterior insulation finishing systems, stucco, plaster and fiberglass reinforced panels. These products typically generate higher profit margins than our core product offerings, and we believe there is significant opportunity for additional expansion of our complementary product sales. We monitor sales of our complementary products and look for opportunities to introduce new products across our entire network that have been successful in a subset of our branches.

•
Target new customers and increasing share with existing customers.    We believe our scale and supplier relationships allow us to more efficiently offer a full suite of products than many of our competitors. We believe these advantages help us win new customers, and we have a proven track record of growing customer relationships and expanding wallboard market share. We plan to continue this growth by leveraging our experienced and driven sales force of more than 325 field sales personnel who develop new customer relationships at the local level. We also believe our product breadth, extensive operating experience, technical knowledge and specialized delivery fleet will allow us to continue to capture new customers and expand our sales to those customers over time. We plan to release a mobile application that will allow our customers to easily access critical information, such as order and delivery status.

•
Grow by selectively opening new branches.    We believe that significant opportunities exist to continue to expand our geographic footprint by opening new branches that are adjacent to our existing operations. A greenfield branch has historically required approximately $0.5 million in capital expenditures and working capital to open, and typically generates positive cash flow within one year. Key steps in the greenfield process include identifying growth markets where current customers or suppliers have identified a market need that we can support, conducting a market assessment, determining branch staffing and sales force and developing a comprehensive forecast to determine if the location can meet profitability targets. In 2017 we plan to open three to five greenfield branches.

•
Expand the mechanical insulation platform.    Through the Winroc-SPI acquisition, we gained exposure to the mechanical insulation market in North America. The mechanical insulation distribution market has experienced several macroeconomic trends in recent years that are favorable to our business, including stable distribution channels, distributor consolidation and stringent codes and regulations demanding more efficient processes and energy performance. Additionally, because mechanical insulation also targets the industrial end market, we believe this business can offer greater diversification and cyclical stability to our existing platform.

In the mechanical insulation business segment, we are actively pursuing growth opportunities to further expand our operational footprint and drive financial results. Opportunities such as product line expansion, acquisitions and new branches will allow us to expand our volumes and market share, enhancing the growth expected from the broader market expansion.
Continue to expand and strengthen existing relationships with key suppliers.    We believe our established relationships with market-leading suppliers serve as a key competitive advantage and support continued volume growth and purchasing power. Our suppliers benefit from our position as a single point of contact to over 30,000 customers and our ability as a partner to market and introduce new products efficiently and on a national scale. We maintain a number of exclusive and semi-exclusive distribution rights in key markets. By expanding these relationships with suppliers, whether by adding more exclusive products or expanding exclusivity into new regions, we believe we will be able to further accelerate our growth.

Additionally, our suppliers are critical partners in our growth and we regularly discuss greenfield candidates with them, with suppliers sometimes proactively identifying expansion opportunities.
Enhance financial performance through improved operational efficiencies.    We believe we have the potential for continued operating margin improvement through operational initiatives including optimizing pricing, improving fleet utilization, maximizing working capital efficiency from inventory and accounts receivable management, and strategic procurement processes. In addition, as our end markets continue to grow, we expect to generate higher operating margins on incremental volume as we leverage our fixed costs across our existing branch footprint.
We strive to continuously improve our operational efficiency, and are currently pursuing a number of initiatives to drive operating margin expansion, including efforts to:

•	improve warehouse efficiencies in certain branches and reorganize these facilities;

•	deploy a GPS truck tracking system across our company to reduce fleet costs, track on time deliveries and improve route planning; and

•	leverage our increased investment in electronic data interchange to improve efficiency for both the purchasing and accounts payable teams.
To further drive operational efficiencies, we unify all of our completed acquisitions under a single brand and a common ERP system. Our information technology systems are scalable and coordinated, which gives us operational efficiencies through the sharing of best practices and information across this common platform. We believe our information technology infrastructure allows for effective, data-driven management and is built to empower local decision-making and enhance visibility across our branch network.
We incentivize our branch managers and customer-facing branch level employees on a quarterly basis based on branch level operating income, which we believe leads to improved branch level performance.
Continue to be a leading industry consolidator.    Since 2013, our management team has identified and closed 19 acquisitions. We have successfully integrated 16 of these acquisitions, and are currently working to complete the integration of Winroc-SPI, United Drywall and Dominion Interior Supply that were recently acquired. We believe our national footprint, market leadership, entrepreneurial culture and ability to retain key leadership makes us an attractive buyer. We generally pursue selective acquisitions that both expand our footprint and generate synergies. We have a dedicated team of professionals to manage the acquisition and integration process. Due to the large and highly fragmented nature of our market and our reputation throughout the industry, we believe that we have access to a robust acquisition pipeline at attractive valuations that will continue to supplement our organic growth. We will also consider expansion into complementary specialty distribution markets through selective acquisitions.
Focus on culture and continuous improvement.    We believe that our employees are one of the key drivers of our success, and we intend to continue to recruit, train, promote and retain entrepreneurial and successful people. We believe that we have created a culture where our people feel valued and supported and see that their efforts are instrumental to our continued success. We are focused on providing our employees with regular training and development to improve customer service, workplace safety and job satisfaction. For example, in January 2016 we launched "FBM University" to provide our employees with extensive training and development programs, utilizing new learning management systems and in-person training programs, which we view as essential for new hires and the development of existing employees. We also invest substantially in leadership training and team building through our annual "Key Leaders Summit" meeting. By improving our employees’ knowledge base and sharing best practices, we are able to empower our people at the branch level to better serve local customers.
Commitment to safety. Our commitment to safety is one of our core foundation values. This effort begins immediately with new employees through a comprehensive onboarding orientation that focuses on safety awareness, risk identification and other essential safety protocols. Training is delivered through a variety of media, including online modules and classroom settings, so that managers can employ the method that fits the employee’s needs.
Our Products
We are a leading specialty distributor of a diversified mix of building products, including wallboard and accessories, suspended ceiling systems, metal framing, commercial and industrial insulation and other products. We are one of the two largest wallboard and suspended ceiling systems distributors in the United States and Canada based on our 2016 net sales. We provide customers with a comprehensive product offering, with over 35,000 SKUs. Our product breadth, combined with our commitment to quality customer service, has solidified our position as a supplier of choice. Our diversified product offering provides balanced exposure to several construction end markets that are growing.
Wallboard and Accessories
We specialize in the distribution of high-quality wallboard used to finish the interior walls and ceilings in residential and commercial construction projects. Wallboard is used in the vast majority of new construction and renovation projects due to its ease of installation and superior performance in providing comfort, fire resistance, thermal and sound insulation, mold and moisture resistance, impact resistance and aesthetic and design elements. It is available in a number of standard lengths, widths and thicknesses with a range of characteristics. Panels with greater thickness provide increased durability and sound insulation. In non-residential construction projects, architectural specifications and building codes provide requirements related to the thickness of the panels and, in some cases, other characteristics, such as fire resistance, mold and moisture resistance. Wallboard is an essential building product, with approximately 10,000 square feet of wallboard used on average in each new home. Given the importance of wallboard to the overall building process, contractors have very precise delivery expectations which is best met by experienced specialty building products distributors with a local presence and specialized equipment.
Wallboard accessories are generally sold as a package in conjunction with wallboard and include most products used for the installation and finishing of wallboard. Key products include joint compounds, trims, tapes and various other accessories.
Ceilings
Suspended ceiling systems and grid help ensure and enhance the integrity, protection and decorative finishing of interior spaces. Ceilings consist of a higher number of specialized SKUs and less product standardization than the wallboard market. We believe ceiling product availability often pulls in additional business to our branches, as contractors often look to source additional interior products from a single distributor. The ceilings industry has enjoyed price stability through various cycles. Commoditization risk is limited as customers often seek specific design and aesthetic characteristics unique to their space. The market is characterized by high manufacturer concentration. Ceilings are sold into both non-residential repair and remodel and new non-residential construction markets.
We maintain exclusive distribution rights in certain markets with Armstrong, the leading manufacturer of suspended ceiling systems in the United States and Canada. Armstrong’s products are highly sought after by designers, contractors, builders and distributors. We have exclusive distribution rights for Armstrong ceilings in select markets across three states and seven Canadian provinces and non-exclusive distribution rights with Armstrong in multiple markets across ten other states and one other Canadian province. Armstrong closely oversees the marketing of its products, leading to its preference for granting distribution rights to only one or two companies in a given market. In addition, we have relationship-based exclusivity with USG in select markets in three states and non-exclusive relationships with USG in select markets across two states.
Metal Framing
We provide metal framing and other framing products for multiple uses, including interior partitions and load bearing walls. We source our products from local, regional and national manufacturers in accordance with building standards and codes. Commercial contractors typically purchase these materials with wallboard, suspended ceiling systems, building insulation and other related building products from us as part of a commercial package.
Commercial and Industrial Insulation
We fabricate and distribute commercial and industrial insulation products through 53 branches in the United States and Canada as of December 31, 2016. Commercial and industrial insulation products are marketed on a wholesale basis to insulation contractors, HVAC contractors, general contractors and to operators of large industrial facilities. Commercial and industrial insulation products are used to protect and insulate HVAC systems and piping and equipment systems for commercial buildings, metal buildings and industrial facilities. Other commercial and industrial insulation products include fire protection and wall and ceiling specialty products. Across our commercial and industrial insulation distribution network, we provide insulation fabrication services that customize products to fit specific systems. We believe our customers value our fabrication capabilities and quality as well as the labor savings they create. Fabrication provides significant value to our customers and ensures significant pull-through revenue.
Other Products
We offer various other products, tools and accessories such as stucco and exterior insulation and finishing systems, building insulation, safety accessories, fasteners, doors and roofing products. Certain products are provided on a regional basis to address local preferences. These complementary products allow us to provide a full suite of products across our entire business, enhancing our margins and creating value for our customers.

Customers and Suppliers
Customers
We sell to a diverse and highly fragmented base of over 30,000 customers, including commercial, residential and other specialty contractors. In addition to local contractors, we maintain strong relationships with regional construction companies and leading national homebuilders. Most customer accounts are serviced by managers and salespeople who communicate regularly with these accounts and have developed meaningful relationships built over many years. During the year ended December 31, 2016, there were no customers that exceeded 10% of net sales.
Suppliers
We maintain longstanding relationships with a base of over 4,000 suppliers, with no single supplier accounting for more than approximately 14% of our purchases for the year ended December 31, 2016. We are one of the largest customers for several of our top suppliers across wallboard, suspended ceiling systems and metal framing. We believe that suppliers find our scale, rapid growth, nationwide footprint, leading market positions, knowledgeable professionals, quality customer service and strong relationships with a broad set of contractors attractive. We have strong relationships with leading wallboard, suspended ceiling systems and metal framing manufacturers and we are able to provide them with a direct channel to a large, diverse customer base and a national footprint. In addition, the Winroc-SPI acquisition in August 2016 brought us long-term relationships with commercial and industrial insulation product manufacturers and access to all product lines within their distribution and custom fabrication network.
Sales and Marketing
We utilize a sales strategy that enables our sales force to develop strong customer relationships at the local level. The sales effort is managed by sales or branch managers and executed by both inside and outside sales teams. Due to the service-oriented and relationship-driven nature of the sales process, it is important to have experienced teams in each local market. To ensure customer expectations are met, our sales teams include both product sales specialists and sales managers who focus on specific products and regions. We also tailor our sales approach to best suit customer needs within each end market. Both the commercial and residential sales processes are largely relationship-driven, although the commercial sales process is also highly technical and requires product knowledge and a sophisticated delivery plan.
We also employ inside sales personnel and field sales personnel. Inside sales personnel primarily service customers at the branches, by phone or email, while field sales personnel primarily sell to customers face-to-face. These representatives have an average tenure of nearly 10 years and are responsible for driving new customer sales and maintaining and growing existing customer relationships. Our executives complement the local sales efforts by maintaining key relationships with major national and regional accounts and have significant experience with various sales organizations with a customer-centric philosophy. We also coordinate closely with our major suppliers to optimize specific sales strategies. In addition to providing customer relationship support, our executive team also coordinates the go-to-market strategy and provides ongoing job and product training. Given the importance of strong local relationships, we thoroughly vet the strength of an acquisition target’s long-term customer relationships. Our management views these local relationships and the sales team of any acquired company to be critical to a successful integration. We employ various marketing strategies to reach our customers in the most efficient and effective manner. We market our products and services through our website, sample kits, brochures and trade shows. Employees are encouraged to participate in industry associations as another point of customer connectivity. Certain of our employees are members and have served as officers and directors of numerous industry associations, including the Association of the Wall and Ceiling Industry, Ceilings & Interior Systems Construction Association, EIFS Industry Members Association and selected other regional associations. Furthermore, we sponsor a number of annual conventions and trade shows. Management believes that our most effective marketing is "word-of-mouth" given our reputation for high-quality products, superior customer service and product expertise and stellar delivery performance. We also benefit from the marketing and brand strength of several key suppliers, especially those with whom we hold exclusive arrangements.
Employees
As of December 31, 2016, we had a total of approximately 3,500 employees, 159 of whom were unionized. We enjoy a strong relationship with our employees, including our unionized employees. We have not experienced a work stoppage, and we currently have no ongoing labor disputes.

Health and Safety
We approach health and safety through an operationally driven safety program utilizing a common approach encouraging the sharing of best practices across the specialty building products distributor, mechanical insulation and fabrication business. Our safety resources have an operational background and work closely with all levels of management on developing and managing our company-wide safety program. We have a strong management commitment in place from the CEO and COO through to the branch operating level. We have a clearly defined safety structure that includes dedicated Regional Safety Coordinators to drive harmonization of safety protocols across the entire branch network. The Regional Safety Coordinators support branch Safety Champions whose duties are integrated as a shared responsibility within their operations role. Through branch ownership of the safety program, the Safety Champion works with their local management and Regional Safety Coordinator on day-to-day safety issues including incident reporting and investigation, inspections and training needs. Through our internal protocols and safety training programs, we strive to be an industry leader in developing and promoting a strong safety culture. The effort begins immediately with new employees through a comprehensive orientation that focuses on safety awareness, risk identification, hazard communication and other essential safety protocols. We deliver training through a variety of media, including online modules, hands on training and classroom settings. Our employees share the responsibility to work in a manner that safeguards themselves, their coworkers and the communities they serve. We work diligently with our employees and continually advocate adherence to the highest safety standards. Management’s expectations and policy toward safety is clearly communicated and is supported by our "Safety Absolutes," which are key rules that all of our employees are required to follow.
Competition
We compete primarily against other specialty distributors as well as big box retailers and lumberyards. Among specialty building products distributors, we compete against a small number of large national distributors and many small, local, privately-owned distributors. Of the four large national wallboard distributors in our industry, we are one of two active consolidators. Our remaining competitors are generally smaller regional and local firms, many of which we view as attractive acquisition opportunities. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; timely and comprehensive delivery capabilities; pricing of products; and availability of credit.
Seasonality
Use and consumption of our products fluctuate due to seasonality. Nearly all of the products we sell and our customers use are exposed to outdoor elements during delivery or installation. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations. Our shipment levels also follow activity in the construction industry, which typically occurs in the more moderate seasons of spring, summer and fall.
Government Regulations
Although we are not engaged in a "regulated industry," we are subject to various federal, state and local government regulations applicable to the business generally in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, work place safety, transportation, zoning and fire codes. We focus on operating each of our branches in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and our employment, workplace health and workplace safety practices. Our operations in domestic interstate commerce are subject to the regulatory jurisdiction of the U.S. Department of Transportation, ('DOT'), which has broad administrative powers with respect to our transportation operations. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimension and driver hours of service also are subject to both federal and state regulation. See the section entitled "Risk Factors." Our operations are also subject to the regulatory jurisdiction of the Occupational Safety and Health Administration, which has broad administrative powers with respect to workplace and jobsite safety.

Available Information

Our website address is www.fbmsales.com. Information contained on our website or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Principles of Corporate Governance, our Employee Code of Conduct, our Code of Business Conduct and Ethics for Members of the Board of Directors and the Charters of our audit committee, compensation committee and nominating and corporate governance committee of our board of directors.

Item 1A. Risk Factors
Risks Relating to Our Business and Industry
Our business depends on the construction industry and general business, financial market and economic conditions.
The construction industry is cyclical and significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of the Company’s direct and indirect customers and suppliers, and, therefore, the Company’s margins, earnings, orders and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, such as California, Arizona, Texas and Florida, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. A shortage of labor to the construction industry could also have an impact on our financial results.
Our sales depend upon the commercial new construction market, the commercial repair and remodel market and the industrial construction and maintenance markets.
The downturn from 2008 to 2011 in the U.S. commercial new construction market was one of the most severe of the last 40 years. Previously, downturns in the construction industry have typically lasted about two to three years, but the downturn from 2008 to 2011 was much more significant, with a market decline of approximately 49% during those three years. According to Dodge Data & Analytics, square-footage for new commercial construction starts has increased by approximately 37% since 2011 but remains approximately 42% below the peak level of 1.67 billion achieved in 2007. We cannot predict the duration of the current market conditions or the timing or strength of any future recovery of commercial construction activity in our markets. Weakness in the commercial construction market and the commercial repair and remodel market would have a material adverse effect on our business, financial condition and operating results. Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential markets. If participants in these industries postpone spending in response to tighter credit, negative financial news and declines in income or asset values or other factors, this could have a material negative effect on the demand for our products and services and on our business, financial condition and results of operations.
Homebuilding activity and the mortgage markets affect the demand for products we distribute, which in turn affects our business condition.
The distribution of our products, particularly wallboard, to contractors serving the residential market represents a significant portion of our business. Wallboard demand is highly correlated with housing starts. Housing starts and repair and remodel activity, in turn, are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, foreclosure rates, geographical shifts in the population and other changes in demographics, the availability of land, local zoning and permitting processes, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in any of these factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.
Beginning in mid-2008 and continuing through late-2011, the U.S. homebuilding industry experienced a significant downturn. This decrease in homebuilding activity led to a steep decline in wallboard demand which, in turn, had a significant adverse effect on our industry. Since that time U.S. housing starts have recovered and, according to the U.S. Census Bureau, reached 1.3 million in 2016. Despite the growth over this period, U.S. housing start activity remains significantly below their long-term historical averages. According to the Canada Mortgage and Housing Corporation, Canadian housing starts have remained relatively flat from 2011 until 2015, with only minimal deviations in such five-year period. In addition, some analysts project that the demand for residential construction may be negatively impacted as the number of renting households has increased in recent years and a shortage in the supply of affordable housing is expected to result in lower home ownership rates. The timing and extent of the continued recovery, if any, in homebuilding and the resulting impact on demand for our products are uncertain. Further, even if homebuilding activity fully recovers, the impact of such recovery on our business may be suppressed if, for example, the average selling price or average size of new single-family homes decreases, which could cause homebuilders to decrease spending on our services and the products we distribute.

Beginning in 2007, the mortgage markets were also substantially disrupted as a result of increased defaults, primarily due to weakened credit quality of homeowners. In reaction to the disruption in the mortgage markets, stricter regulations and financial requirements were adopted and the availability of mortgages for potential homebuyers was significantly reduced as a result of a limited credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained. If the residential construction industry continues to experience weakness and a reduction in activity, our business, financial condition and operating results could be significantly and adversely affected.
Our business relies on private investment and a slower than expected economy may adversely affect our results.
A significant portion of our sales are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by our customers’ ability to finance projects. Residential and nonresidential construction and industrial construction projects and maintenance could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy or housing starts and nonresidential projects do not increase, sale of our products and related services may decline and our financial position, results of operations and liquidity could be materially adversely affected.
Within our local markets, we operate in a highly competitive industry and any failure to effectively compete could have a material adverse effect on us.
The U.S. and Canadian construction industries are highly fragmented with a large number of independent specialty building products distributors in a number of our markets. Additionally, in most markets, we compete against diversified distribution companies, which may be larger and have broader product lines. Competition with competitors that have greater financial resources and are better capitalized than us could lead to lower prices, lower sales volumes and higher costs in some markets, negatively affecting our financial position, results of operations and liquidity.
We also compete based on service, quality and range of products. Our competitors may be positioned to provide better service and thereby establish stronger relationships with customers and suppliers. Our competitors may also sell preferred products, develop a more comprehensive product portfolio or have more competitive prices. In addition, certain product manufacturers that sell and distribute their products directly to homebuilders may increase the volume of such direct sales.
There is intense competition in a number of markets in which we operate. If we are unable to compete effectively with our existing competitors or new competitors who enter the markets in which we operate, our financial position, results of operations and liquidity may be adversely affected.
The trend toward consolidation in our industry may negatively impact our business.
The trend toward consolidation in our industry could cause markets to become more competitive as greater economies of scale are achieved by distributors that are able to efficiently expand their operations. We believe these factors could result in fewer overall distributors operating multiple locations. There can be no assurance that we will be able to continue to execute our acquisition growth strategy, and any failure to do so may make it more difficult for us to maintain or increase our economies of scales, including the level of rebates we receive from suppliers, and adversely affect our operating margins. Consolidation could also increase the competition for acquisition targets in our industry, resulting in higher acquisition costs and prices.
The success of our business depends, in part, on our ability to execute on our acquisition strategy.
A significant portion of our historical growth has occurred through acquisitions, including our recent acquisition of Winroc-SPI, and our business plan provides for continued growth through acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions, including both smaller acquisitions and larger acquisitions that would be material. We regularly make, and we expect to continue to make, acquisition proposals, and we may enter into letters of intent for acquisitions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on acceptable terms. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Our recent growth and our acquisition strategy have placed, and will continue to place, significant demands on our management’s time, which may divert their attention from our business, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.
 Our acquisition strategy exposes us to significant risks and additional costs.
Acquisitions also involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of acquired businesses will prove incorrect. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of customer relationships or certain acquired assets such as inventory and goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, products, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Large or a number of smaller acquisitions may also require that we incur additional debt to finance the transaction, which could be substantial and limit our flexibility in using our cash flow from operations for other purposes. Acquisitions can also involve post-transaction disputes with the counter party regarding a number of matters, including a purchase price, inventory or other working capital adjustment, environmental liabilities or pension obligations. If any of these risks were to occur, our financial position, results of operations and liquidity may be adversely affected.
Any inability to successfully integrate our recent or future acquisitions could have a material adverse effect on us.
Acquisitions may require integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business, or may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

•	diverting the attention of our management and that of the acquired business;

•	merging or linking different accounting and financial reporting systems and systems of internal controls;

•	merging computer, technology and other information networks and systems;

•	assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures;

•	incurring or guaranteeing additional indebtedness;

•	disrupting our relationship with or loss of key customers, suppliers or personnel;

•	interfering with, or loss of momentum in, our ongoing business or that of the acquired company; and

•	delays or cost-overruns in the integration process.
We have not fully integrated Winroc-SPI and may encounter one or more of the issues discussed above, or others of which we are not yet aware during the integration process. In particular, we have not yet integrated the enterprise resource planning systems of Winroc-SPI with our systems. Any of these acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our business and lead to substantial additional costs. Our inability to realize the anticipated benefits of an acquisition or to successfully integrate acquired companies as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.
In addition, possible future acquisitions or dispositions may trigger a review by the U.S. Department of Justice, or the DOJ, and the U.S. Federal Trade Commission, or FTC, and the State Attorneys General under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity.

We cannot assure you that we will achieve synergies and cost savings in connection with acquisitions.
We may not achieve anticipated cost savings in connection with acquisitions within the anticipated time frame or at all. In addition, our results of operations from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. These changes could materially negatively affect our results of operations, financial condition or liquidity.
The loss of, or a significant decline in business with, one or more of our suppliers, or the development of alternatives to distributors in the supply chain, could adversely affect our business, financial condition, results of operations and cash flows.
Much of our revenue is reliant upon maintaining our agreements and other relationships with suppliers of building products including wallboard, steel, suspended ceiling systems and commercial and industrial insulation materials. Some of these relationships with key suppliers, including Armstrong with respect to suspended ceiling systems, provide us with exclusive distribution rights in certain areas while others provide us with access to leading brands in many of our key markets. The loss of distribution rights with any of our key suppliers would have a material adverse impact on our revenue and profitability. In addition, many of our suppliers could grant distribution rights in semi-exclusive markets to a competing distributor at any time, which could lead to a loss of market share in these markets, a loss of the share of a customer’s spend related to such products and a reduction in net sales. We cannot assure you that the current level of business with our suppliers can be maintained or that revenue and profit will remain at or near current levels.
In addition, our customers could begin purchasing more of their product needs directly from manufacturers, which would result in decreases in our net sales and earnings. Our suppliers could invest in infrastructure to expand their own sales forces and sell more products directly to our customers, which also would negatively impact our business. These changes in the supply chain could adversely affect our financial condition, operating results and cash flows.
 If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our gross margins and income could be materially adversely affected.
Many of our products are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on the volume of our purchases. Such arrangements generally require us to purchase minimum quantities in certain geographies or product categories and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the costs of our products and we manage our business to take advantage of these programs. When assessing the desirability of acquisitions, we consider the effects of such acquisitions on our ability to qualify for rebates. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we are unable to qualify for these rebates, are unable to renew rebate programs on desirable terms or are unable to obtain the expected rebate benefits of our acquisitions, or a supplier materially reduces or stops offering rebates, our costs could materially increase and our gross margins and income could be materially adversely affected.
A material disruption at one of our suppliers’ facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.
Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on site or off site environmental incidents or other catastrophes; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or facility damage at our suppliers, including one of the major wallboard or insulation suppliers, could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors as well as decreased customer satisfaction and lower sales and operating income. Because we purchase from a limited number of wallboard manufacturing facilities, the effects of any particular shutdown or facility damage could be significant to our operations as a whole and pronounced in the markets near the facility affected.
In addition, our suppliers of synthetic wallboard are subject to the manufacturing facility disruption risks related to their associated coal plants slowing or shutting down. Our suppliers’ inability to produce or procure the necessary raw materials to supply finished goods to us may adversely impact our results of operations, cash flows and financial position.

Weather can materially affect our business and we are subject to seasonality.
Seasonal changes and other weather-related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions, such as extended rainy and cold weather in the spring and fall, can reduce demand for our products and reduce sales or render our distribution operations less efficient. Major weather events such as hurricanes, tornadoes, tropical storms and heavy snows with quick rainy melts could adversely affect sales.
Construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters typically result in higher activity and revenue levels during those quarters. The first quarter typically has lower levels of activity due to inclement weather conditions. The activity level during the second quarter varies greatly with variations in temperature and precipitation.

Difficult and volatile conditions in the credit markets could affect our financial position, results of operations and liquidity.

In a slow economy, there is a likelihood that we will not be able to collect on certain of our accounts receivable from our customers. We experienced payment delays and defaults from some of our customers during the recent economic downturn and subsequent slow recovery. Such delays and defaults could have a material adverse effect on our financial position, results of operations or liquidity.

Our mechanical insulation business is different from our historical business, and we may be unable to effectively integrate or operate such segment effectively.
Our mechanical insulation business, which we acquired in August 2016 in connection with the Winroc-SPI acquisition, differs from our historical lines of business. Operating and integrating this line of business may require a significant commitment of our management’s time and resources and we may not have the expertise, experience or resources to successfully or profitably operate it. If we are unable to effectively operate, integrate or grow this line of business, it may not be profitable or as profitable as we had expected and our operations could be adversely affected. In addition, we may not be able to integrate our mechanical insulation business successfully, and our inability to complete the integration of our mechanical insulation business in a timely and orderly manner could increase costs and lower profits.
Our mechanical insulation business involves certain risks which may be different than those risks that previously existed in the Company’s business.
The mechanical insulation market is driven largely by commercial and industrial construction and maintenance and repair spending, as well as economic growth. Demand is influenced by commercial construction and renovation, the construction, maintenance and expansion of industrial process facilities (such as oil refineries, petrochemical plants and power generation facilities) and institutional facilities in the government, healthcare and education sectors. The mechanical insulation business, including the distribution of commercial and industrial insulation products, such as fiberglass, involves additional risks, including risks related to manufacturing or fabricating such products. We have not traditionally been directly involved in the manufacturing or fabrication of products. Additional risks could include warranty claims, manufacturing accidents, product liability claims and production-related injuries to personnel. Such risks could have a material adverse effect upon our financial results.
Most of our facilities are held under long-term, non-cancelable leases and a substantial number of such properties are leased from the former owners of acquired businesses. The interests of such lessors may be in conflict with our interests and we may be unable to renew leases on favorable terms or at all.
Most of our facilities are leased premises, which leases generally are non-cancelable and have initial terms ranging from three to 20 years, with options to renew for specified periods of time. In addition, a substantial portion of such facilities are leased from former owners of businesses we have acquired, and our relationships with such lessors could be adversely affected by unrelated business decisions or conflicts arising from such acquisitions. We cannot assure you that we will be able to renew our current or future leases on favorable terms or at all. In addition, if we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.

Any significant fuel cost increases or shortages in the supply of fuel could disrupt our ability to transport and distribute our products to customers, which could adversely affect our results of operations.
We currently use our own fleet of owned and leased vehicles to transport and distribute our products to our customers. The cost of fuel for these vehicles is largely unpredictable and has a significant effect on our business and results of operations. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions as well as hurricanes, floods and other weather-related events may cause the price of fuel to increase. A rise in fuel prices could make it unprofitable for us to service certain customers or regions. Significant increases in the cost of fuel or disruptions in the supply of fuel could materially adversely affect our business, revenues and results of operations.
Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.
We are subject to a variety of federal, state, provincial and local laws and regulations relating to, among other things: the release or discharge of materials into the environment; the management, use, generation, treatment, processing, handling, storage, transport or disposal of solid and hazardous wastes and materials; and the protection of public and employee health and safety and the environment. These laws and regulations impose strict liability in some cases without regard to negligence or fault and expose us to liability for the environmental condition of our currently or formerly owned, leased or operated facilities, and may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of construction materials distribution. In addition, because our properties are generally situated adjacent to or near industrial companies, our properties may be at an increased risk of having environmental contaminants from other properties spill or migrate onto or otherwise affect our properties.
Despite our compliance efforts, there is an inherent risk of liability in the operation of our business, especially from an environmental standpoint, and, from time to time, we may be in noncompliance with environmental, health and safety laws and regulations. These potential liabilities or non-compliances could have an adverse effect on our operations and profitability. In some instances, we must have government approvals, certificates, permits or licenses in order to conduct our business, which may require us to make significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. Our failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. Future changes in law, resulting in stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment or impede our ability to open new or expand existing plants or facilities. We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws could have a material adverse effect on our financial condition, results of operations and liquidity.
Legal, regulatory or market responses to potential global climate change could have a material adverse effect on our financial condition, results of operation and liquidity.
Concern over the potential for global climate change, has led to significant federal, state, provincial and international legislative, regulatory and treaty initiatives to limit greenhouse gas, or GHG, emissions. For example, in recent years, the U.S. Congress has considered but not passed legislation that would regulate GHG emissions. Nonetheless, some form of federal climate change legislation is possible in the future and, in the absence of such legislation, the U.S. Environmental Protection Agency, has taken action to regulate GHG emissions. Such regulation or other measures to limit GHG emissions could cause us to incur substantial costs, including an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our internal fleet of trucks and other vehicles prematurely. Further, new laws or future regulation could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of sales, operations or demands for the products we sell). Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. but it is possible that such legislation or regulation potentially could impose material costs on us.

The exportation and importation of building materials into North America could expose us to additional risk.
Certain building materials that we distribute may come from foreign jurisdictions outside North America. Such materials may be imported because they may not be available for domestic purchase in the United States or Canada or because there may be a shortfall of inventory available locally. Despite our efforts to ensure the merchantability of these products, such products may not adhere to United States and Canadian standards or laws. Importation of such building materials could subject us to greater risk, including lawsuits buy customers or governmental entities. Furthermore, the Canadian government has instituted a review of pricing practices for wallboard produced in the United States and exported to Canada. The result of such review could result in higher prices of wallboard in Canada, which could affect construction projects and could affect our sales in Canada.
We may be adversely affected by uncertainty in the economy and financial markets and disruptions to the transportation network as a result of terrorism.
Instability in the economy and financial markets, including as a result of terrorism, may result in a decrease in construction, which would adversely affect our business. In the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the United States. Our customers typically need quick delivery and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. In addition, domestic terrorist attacks may affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results and cash flows.
 The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity, including activity within our end markets, and restrict our access to capital, which could have a material adverse effect on our ability to raise capital or our business, financial condition and results of operations.
Our business operations could suffer significant losses from natural disasters, catastrophes, fire or other unexpected events.
While we operate our business out of over 200 facilities and maintain insurance covering our facilities, including business interruption insurance, our facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire, adverse weather conditions or other unexpected events or disruptions to our facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.
We depend on our senior management, and our business may be adversely impacted if we lose any member of our senior management or are unable to recruit additional management and other personnel.
We are dependent upon the services of our senior management, especially our President and Chief Executive Officer Ruben Mendoza, our Chief Financial Officer John Gorey, our Chief Operating Officer Pete Welly and our Senior Vice President of Sales and Marketing Kirby Thompson. The loss of the services of one or more members of our senior management team could harm our business and future development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. We believe there is a limited number of qualified people in our business and the industry in which we compete. As such, there can be no assurance that we will be able to identify and retain the key personnel that may be necessary to grow our business effectively or successfully implement our growth strategy. If we are unable to attract and retain the requisite personnel as needed in the future, our operating results and growth could suffer.
Employee disputes or employee-related cost increases could disrupt operations of our businesses.
Although we believe our relationships with our employees are good, a failure to maintain good relationships with our employees could have a material adverse effect on the Company. A work disruption or stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. As of December 31, 2016, approximately 4.5% of our workforce were members of unions. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Sometimes we must compete for employees with necessary skills and experience or in tight labor markets which can also increase costs. We had approximately 3,509 employees as of December 31, 2016. Various federal and state labor laws govern our relationships with our employees and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Any such cost increases, work stoppages or disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows by limiting production, sales volumes and profitability.
In addition, we compete with other companies for many of our employees, and we invest significant resources to train and motivate our employees to maintain a high level of job satisfaction. If we are unable to effectively retain highly qualified employees in the future, it could adversely impact our operating results.
Our business is cyclical and requires significant working capital to fund operations.
Our business is cyclical and requires that we maintain significant working capital to fund our operations. Our ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash to operate our business and service our outstanding debt and other obligations, we may be required, among other things, to further reduce or delay planned capital or operating expenditures, sell assets or take other measures, including the restructuring of all or a portion of our debt, which may only be available, if at all, on unsatisfactory terms.
A failure to implement or integrate, or a disruption in, our information technology systems could adversely affect our business and results of operations.
Integration of our acquisitions has required in the past, and will require in the future, significant attention from our employees and substantial resources. Among other matters, we are faced with migrating acquired companies’ information related to purchasing, sales, inventory management and rebates to our systems, or maintaining multiple systems.
As our operations grow in both size and scope, and as we integrate our acquisitions, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our information systems and infrastructure. In particular, we are currently seeking to upgrade our information technology systems. These and any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. In addition, we rely upon the capacity, reliability and security of our information technology infrastructure to maintain our existing business.
A disruption resulting from a problem with the implementation, integration or functioning of an important information technology system or a security breach of such a system could have an adverse effect on our business and results of operations.

Our foreign operations could have a material adverse effect on us.
We distribute products in Canada, and we are therefore subject to a number of risks specific to this country and may become subject to risks specific to countries where we complete acquisitions. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in U.S. dollars with international transactions being translated into U.S. dollars. There can be no assurances that any of these factors will not materially impact our production cost or otherwise have a material adverse effect on our business, financial condition and results of operations.
We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we or our predecessor companies have distributed in the past or may in the future distribute are alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Product liability claims have included and may in the future include allegations of personal injury related to asbestos-containing products, defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties.
We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the wallboard, suspended ceiling systems, metal framing, commercial and industrial insulation and other products we sell or distribute. Since we do not have direct control over the quality of such products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. We are also exposed to risk due to our fabrication of materials in our mechanical insulation business. In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their subcontractors and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business and the results of our operations.
Although we believe we currently maintain suitable and adequate insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities and the cost of any litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter and we also self-insure for certain other risks. Any significant uninsured or self-insured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, cash flows or results of operations.
Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.
Operating hazards, such as unloading heavy products, operating large machinery and driving hazards, inherent in our business, some of which may be outside of our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.

Unexpected factors affecting reserve estimates could adversely affect our business.
We use third-party insurance to provide for potential liabilities for completed operations, product liability, workers’ compensation, cargo, general liability, vehicle accident, property and medical benefit claims. Although we believe we have minimized our exposure on individual claims, for the benefit of costs savings we have accepted the risk of multiple independent material claims arising. We estimate the projected losses and liabilities associated with the risks retained by us, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Any such matters could have a material adverse effect on our financial condition, results of operations and liquidity.
Our financial results may be affected by various legal and regulatory proceedings involving us or our suppliers.
We and our suppliers are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could materially and adversely affect our results of operations. For instance, during 2015, various lawsuits were filed against certain of our suppliers alleging that such manufacturers had conspired to fix the price of wallboard in violation of antitrust and unfair competition, had agreed to abolish the use of job quotes and had agreed to restrict the supply of wallboard in order to support allegedly collusive price increases. We are not a party to these proceedings, but these proceedings could adversely affect the business and financial condition of our suppliers or result in changes to our suppliers’ business practices that could adversely affect our supply chain. In addition, we may in the future be made party to these or similar lawsuits to the extent we distributed products from affected manufacturers. These events could adversely affect our business or results of operations.
 In addition, claims and investigations may arise related to distributor relationships, commercial contracts, antitrust or competition law requirements, employment matters, employee benefits issues and other compliance and regulatory matters, including anti-corruption and anti-bribery matters. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we cannot predict or, in some cases, control the costs to defend or resolve such claims.
Our business may be subject to additional obligations to collect and remit sales tax and other taxes and we may be subject to tax liability for past sales. Any successful action by state, foreign or other authorities to collect additional or past sales tax could adversely harm our business.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We recorded sales tax accruals of $7.3 million and $4.4 million as of December 31, 2016 and 2015, respectively, with respect to sales and use tax liabilities in various states and local jurisdictions. It is possible that we could incur additional liabilities that exceed our estimates and we could assume tax liabilities through our acquisitions. Other state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and foreign jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise adversely affect our business and results of operations.
 Risks Relating to our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and exchange rate risk to the extent of our variable rate and foreign currency debt, give creditors secured claims to any collateral securing the debt owed to them and prevent us from meeting our obligations under our senior secured notes due 2021, or Notes.
We are highly leveraged. As of December 31, 2016, the aggregate principal amount of our debt was approximately $783.5 million, which was comprised of $208.5 million under our 2016 asset based lending credit facility, or the ABL Credit Facility, and $575 million in Notes. Additionally, we may borrow additional funds under our ABL Credit Facility and increase the borrowing capacity thereunder.

Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us to make payments on our existing indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates on our borrowings under our ABL Credit Facility, which is at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
Our ability to make payments on debt, to repay existing indebtedness when due and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described in this Annual Report on Form 10-K.
Borrowings under our ABL Credit Facility are at variable rates of interest and allow certain borrowings in Canadian dollars, which may expose us to interest rate and currency risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Additional financing, if required, may not be available on commercially reasonable terms, if at all. In addition, our ability to borrow under our ABL Credit Facility is subject to significant conditions, as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
 Despite our current level of indebtedness, we and our subsidiaries may incur more debt.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. For example, we expect to incur additional indebtedness in connection with many future acquisitions. Although the indenture pursuant to which the Notes were issued, or the Indenture, and the credit agreement governing our ABL Credit Facility, or the ABL Credit Agreement, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2016, our ABL Credit Facility provided for an unused commitment of $83.9 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations).

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness, and to fund planned capital expenditures and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which we may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our tax receivable agreement requires that, after Lone Star no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permit our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the tax receivable agreement, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The ABL Credit Facility and the Indenture restrict our ability to consummate or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
The Indenture and the ABL Credit Agreement restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.
Indenture.     The Indenture contains restrictive covenants that, among other things, limit our ability to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends, redeem its or their stock or make other distributions;

•	make certain investments;

•	create restrictions on the ability of its restricted subsidiaries to pay dividends or make other intercompany transfers;

•	create liens;

•	sell or transfer certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.
ABL Credit Facility.    The ABL Credit Agreement contains a number of covenants that among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or guarantees;

•	create liens on assets;

•	change our fiscal year;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	incur additional liens;

•	pay dividends and make other restricted payments;

•	make investments, loans or advances;

•	repay subordinated indebtedness;
•     make certain acquisitions;

•     engage in certain transactions with affiliates;

•	change our lines of business;

•	restrict distributions by our restricted subsidiaries;

•	engage in sale and leaseback transactions;

•	permit Cypress to engage in certain activities;

•	amend or otherwise modify organizational documents or certain debt agreements; and

•	manage cash and other assets in our deposit accounts and securities accounts.
In addition, the ABL Credit Agreement requires us to maintain a minimum fixed charge coverage ratio set at a level of 1.00:1.00, which will only be tested at times when availability under the ABL Credit Agreement is less than a certain threshold.
The ABL Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the ABL Credit Facility will be entitled to take various actions, including the acceleration of amounts due under our ABL Credit Facility and all actions permitted to be taken by a secured creditor.
Any future debt that we incur may contain additional negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment or the economy.
Our failure to comply with obligations under the Indenture, the ABL Credit Agreement or the agreements governing any other indebtedness we may enter into in the future, may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our indebtedness. We cannot be certain that we will be able to remedy any defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.
Risks Related to Ownership of Our Common Stock
Because our common stock has only recently started trading in the public market, the trading market for our common stock may not be sustained and the trading price of our common stock may be volatile and could decline substantially.

Prior to the public offering of our stock in February 2017, there had been no market for shares of our common stock. Although our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "FBM," an active trading market for the shares of our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for shares of our common stock will be sustained;

•	the liquidity of any such market;

•	the ability of our stockholders to sell their shares of common stock; or

•	the price that our stockholders may obtain for their common stock.

If an active market is not maintained, the market price of our common stock may decline and holders of our common stock may not be able to sell their shares. Even in an active trading market for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations.

Some of the factors that could negatively affect the market price of our common stock or result in significant fluctuations in price, regardless of our actual operating performance, include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	changes in the markets in which we operate;

•	additions or departures of key personnel;

•	actions by stockholders, including the sale by Lone Star of any of its shares of our common stock;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown;

•	uncertainty regarding economic events, including in Europe in connection with the United Kingdom’s possible departure from the European Union;

•	changes in interest rates;

•	our operating performance and the performance of other similar companies;

•	our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts; and

•	new legislation or other regulatory developments that adversely affect us, our markets or our industry.
Furthermore, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry, and often occurs without regard to the operating performance of the affected companies. Therefore, factors that have little or nothing to do with us could cause the price of our common stock to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our common stock to decline materially.

We are no longer an "emerging growth company" and, as a result, we are required to or will be required to comply with increased disclosure and governance requirements.

We were an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, at the time of filing our Registration Statement on Form S-1 in January 2017 and continued to qualify as one through the completion of our initial public offering. However, because our net sales exceeded $1 billion for the year ended December 31, 2016, we no longer qualify as an emerging growth company. As a non-emerging growth company, we will be subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include full disclosure obligations regarding executive compensation. Additionally, following the applicable transaction period for newly public companies, we will be required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting as discussed in greater detail below. Failure to comply with these requirements could subject us to enforcement actions by the SEC, divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.

We expect that the loss of "emerging growth company" status and compliance with the additional requirements could substantially increase our legal and financial compliance costs and make some activities more time consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the U.S. Securities and Exchange Commission’s, or the SEC’s, rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of control over financial reporting. Though we are required to disclose certain changes made in our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting or include an attestation of our independent registered public accounting firm regarding the effectiveness of over financial reporting, in each case pursuant to Section 404 of the Sarbanes-Oxley Act, until the filing of our Annual Report on Form 10-K related to full year 2017 financial results. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
 The coverage of our business or our common stock by securities or industry analysts or the absence thereof could adversely affect our stock price and trading volume.

The trading market for our common stock is influenced in part by the research and other reports that industry or securities analysts may publish about us or our business or industry. We currently have, but may not be able to continue, research coverage by industry or financial analysts. If analysts do not continue coverage of us, the trading price and volume of our stock would likely be negatively impacted. Even if analyst coverage continues, if one or more analysts who do cover us downgrades our stock, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

Lone Star may have conflicts of interest with other stockholders and may limit our stockholders' ability to influence corporate matters.
Lone Star beneficially owns approximately 65.4% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws or certificate of incorporation. Currently, seven of the eleven members of our Board are employees or affiliates of Lone Star.
In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give our stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without the support of Lone Star. Because we have opted out of Section 203 of the Delaware General Corporation Law, or the DGCL, regulating certain business combinations with interested stockholders, Lone Star may transfer control of us to a third party, which may limit the price that investors are willing to pay in the future for shares of our common stock. After the restrictions imposed by the lock-up agreement entered into in connection with our initial public offering expire or to the extent they are waived, Lone Star will be able to transfer control of us to a third-party by transferring its common stock, which would not require the approval of our Board or other stockholders. The interests of Lone Star may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Lone Star could cause us to enter into transactions or agreements of which our other stockholders would not approve or make decisions with which our other stockholders would disagree. This concentration of ownership may also adversely affect our share price.
Lone Star is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, although it does not currently hold any such interests. Lone Star may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Lone Star and its affiliates and investment funds may serve as our directors or officers, our amended and restated certificate of incorporation provides, among other things, that none of Lone Star or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Lone Star has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Lone Star to themselves or their other affiliates.
Lone Star may also have conflicts of interest with the Company and other stockholders as a result of its status as a party to the tax receivable agreement. For example, the tax receivable agreement entered into with Lone Star at the time of the initial public offering gives us the right to terminate the tax receivable agreement with approval of a majority of our independent directors and with Lone Star’s consent by making a payment equal to the present value of future payments under the tax receivable agreement (based on certain assumptions and deemed events in the agreement, including those relating to our and our subsidiaries’ future taxable income). Lone Star may determine to withhold its consent to terminate the tax receivable agreement at a time when such a termination would be favorable to us and the other stockholders or Lone Star may elect to terminate the tax receivable agreement upon certain changes of control or at any time following the fifteenth anniversary of our initial public offering at a time when such a termination would not be favorable to us and the other stockholders. Furthermore, the tax receivable agreement prohibits us from settling any tax audit without Lone Star’s consent (not to be unreasonably withheld, conditioned or delayed) if the outcome of the audit is reasonably expected to affect Lone Star’s rights under the tax receivable agreement. Therefore, Lone Star may determine to withhold consent to a settlement that reduces the payments Lone Star will receive under the tax receivable agreement, even though the settlement might be favorable to us and our stockholders.

We will be required to pay Lone Star for certain tax benefits, and these amounts are expected to be material.
We have entered into a tax receivable agreement with Lone Star that provides for the payment by us to Lone Star of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that we and our subsidiaries realize (or in some circumstances are deemed to realize) as a result of the utilization of certain tax benefits, together with interest accrued at a rate of London Interbank Offered Rate, or LIBOR, plus 300 basis points from the date the applicable tax return is due (without extension) until paid. These tax benefits, or collectively the Covered Tax Benefits, include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we had in our assets as of the time of our initial public offering, (ii) the utilization of our and our subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to our initial public offering, (iii) deductions in respect of payments made, funded or reimbursed by Lone Star under the LSF9 Cypress Parent, LLC Long Term Incentive Plan, or LTIP, (iv) deductions in respect of transaction expenses attributable to certain acquisitions made by us prior to our initial public offering, (v) deductions in respect of the debt issuance costs and original issue discount associated with certain of our financing agreements, and (vi) deductions in respect of expenses related to our initial public offering and (vii) certain other tax benefits attributable to payments made under the tax receivable agreement.

We expect that the payments we make under the tax receivable agreement could be substantial. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the tax receivable agreement, we currently estimate that future payments under the agreement will aggregate to between $190.0 million and $220.0 million. This amount excludes any payments that may be made to Lone Star under the tax receivable agreement as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the tax receivable agreement could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits as well as the timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

We will not be reimbursed for any payments made to Lone Star under the tax receivable agreement in the event that the tax benefits are disallowed.

Lone Star will not reimburse us for any payments previously made under the tax receivable agreement if such benefits are subsequently disallowed upon a successful challenge by the Internal Revenue Service, although future payments under the agreement would be adjusted to the extent possible to reflect the result of such disallowance. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our cash tax savings if any, from the Covered Tax Benefits, and we may not be able to recoup those payments, which could adversely affect our liquidity.

In certain cases, payments made by us under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the Covered Tax Benefits.
The term of the tax receivable agreement will continue until all Covered Tax Benefits have been utilized or expired, unless we exercise our right to terminate the agreement with approval of a majority of our independent directors and with Lone Star’s consent, we breach any of our material obligations under the agreement, certain credit events occur with respect to us, Lone Star elects to terminate the tax receivable agreement upon certain changes of control or Lone Star exercises its right after the fifteenth anniversary of our initial public offering to terminate the tax receivable agreement, in any of which cases we will be required to make an accelerated payment to Lone Star equal to the present value of future payments under the tax receivable agreement. Such payment would be based on certain assumptions, including the assumption that we have sufficient taxable income and tax liability to fully utilize all Covered Tax Benefits. The tax receivable agreement also provides that upon certain changes of control, in the event that Lone Star does not elect to terminate the tax receivable agreement, our (or our successor’s) payments under the tax receivable agreement for each taxable year after any such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Covered Tax Benefits. Accordingly, payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the Covered Tax Benefits.
Even if the payments under the tax receivable agreement are not accelerated as described above, such payments may be significantly greater than the benefits we realize in respect of the Covered Tax Benefits, due to the manner in which payments are calculated under the tax receivable agreement. For example, for purposes of calculating the payments to be made to Lone Star:

•	it is assumed that we will pay state and local taxes at a rate of 5%, even though our actual effective state and local tax rate may be materially lower;

•
tax benefits existing at the time of our initial public offering are deemed to be utilized before any post-closing/after-acquired tax benefits and, as a result, we could be required to make payments to Lone Star for a particular tax year even if our tax liability for such year would have been materially reduced or eliminated by reason of our utilization of the post-initial public offering/after-acquired tax benefits;

•
a non-taxable transfer of assets by us to a non-consolidated entity is treated under the tax receivable agreement as a taxable sale at fair market value and, as a result, we could be required to make payments to Lone Star even though such non-taxable transfer would not generate any actual tax benefits to us or our non-consolidated entity; and

•
a taxable sale or other taxable transfer of subsidiary stock by us is (in cases where the subsidiary’s tax basis in its assets exceeds our tax basis in the subsidiary’s stock) treated under the tax receivable agreement as a taxable sale of the subsidiary’s assets and, as a result, we could be required to make payments to Lone Star that materially exceed the actual tax benefit we realize from such stock sale.

Because of the foregoing, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Certain provisions of the tax receivable agreement limit our ability to incur additional indebtedness, which could adversely affect our business and growth strategy.
For so long as the tax receivable agreement remains outstanding, without the prior written consent of Lone Star (not to be unreasonably withheld, conditioned or delayed), we are restricted from (x) entering into any agreement or amendment, after Lone Star ceases to control the Company, that would materially restrict (or in the case of amendments, further restrict beyond the restrictions in the Company’s existing financing agreements) our ability to make payments under the tax receivable agreement, or (y) unless permitted by the terms of the Indenture and the ABL Credit Agreement or any replacement senior debt document to the extent that the terms thereof are no less restrictive in this regard than the Indenture and the ABL Credit Agreement, incurring debt that would cause our consolidated total leverage ratio (the ratio of consolidated total indebtedness for borrowed money less balance sheet cash to consolidated EBITDA) to exceed 6.00 to 1.00. In addition, we are prohibited under the tax receivable agreement from replacing our existing financing agreements with any senior debt document that does not permit our subsidiaries to make dividends to us to the extent necessary to make the payments under the tax receivable agreement, without conditions, unless Lone Star otherwise consents. These restrictions on the incurrence of debt could adversely affect our business, including by preventing us from pursuing an acquisition or other strategic transaction that we believe is in the best interests of our company and our stockholders, thereby impeding our growth strategy. Lone Star has no fiduciary duties to us when deciding whether to enforce these covenants under the tax receivable agreement. Moreover, these restrictions on amending or refinancing our existing indebtedness could result in a requirement to obtain Lone Star’s consent for any such amendment or refinancing. Furthermore, the provision in the tax receivable agreement that requires that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the tax receivable agreement if we breach any of our material obligations under the agreement or certain credit events occur with respect to us, might make it harder for us to obtain financing from third party lenders on favorable terms.

We would be required to make tax gross-up payments to Lone Star if we consummate a corporate inversion or similar transaction that causes payments under the tax receivable agreement to be subject to withholding taxes.
If we were to consummate a change of control transaction that causes us (or our successor) to become a non-U.S. person (e.g., a corporate inversion transaction), and such transaction causes payments under the tax receivable agreement to become subject to withholding taxes, we would be required under the tax receivable agreement to make tax gross-up payments to Lone Star in respect of such withholding taxes in amounts that may exceed the tax savings realized by the Company from the Covered Tax Benefits. Any such tax gross-up payments could have a negative impact on our liquidity and our ability to finance our growth.
We are a controlled company within the meaning of the NYSE rules and, as a result, will qualify for, and are relying on, exemptions from certain corporate governance requirements.
Lone Star controls a majority of the voting power of our outstanding common stock. As a result, we are a controlled company within the meaning of the corporate governance standards of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power is held by a person or group is a controlled company and need not comply with certain requirements, including the requirement that a majority of the Board consist of independent directors and the requirements that the compensation and nominating and corporate governance committees be composed entirely of independent directors. We are utilizing and, for so long as Lone Star controls a majority of the voting power of our outstanding common stock, we intend to utilize these exemptions. As a result, among other things, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Future sales of our common stock in the public market could cause our stock price to fall.
Lone Star beneficially owns approximately 65.4% of our outstanding shares of common stock. We, Lone Star and our officers and directors have signed lock-up agreements with the underwriters that, subject to certain exceptions, restrict the sale of shares of our common stock held by them for 180 days following the date of the pricing of our initial public offering. The underwriters may, without notice except in certain limited circumstances, release all or any portion of the shares of common stock subject to lock-up agreements. The market price of our common stock may decline materially when these restrictions on resale by Lone Star and our other affiliates lapse or if they are waived.
Upon the expiration of the lock-up agreements, all shares held by our affiliates will be eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Lone Star is an affiliate of ours based on its share ownership and representation on our Board. Pursuant to the terms of a registration rights agreement between Lone Star and us, Lone Star has the right to demand that we register its shares under the Securities Act as well as the right to include its shares in any registration statement that we file with the SEC subject to certain exceptions. Any registration of Lone Star’s shares would enable those shares to be sold in the public market, subject to certain restrictions in the registration rights agreement and the restrictions under the lock-up agreements referred to above. Any sale by Lone Star or other affiliates or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.
We have filed a registration statement on Form S-8 under the Securities Act registering shares under our stock incentive plan. Subject to the terms of the awards pursuant to which these shares may be granted and except for shares held by affiliates who will be subject to the resale restrictions described above, the shares issuable pursuant to our stock incentive plan will be available for sale in the public market.
We have no present intention to pay dividends on our common stock.
We have no present intention to pay dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our credit facilities and agreements governing any other indebtedness we may enter into and other factors that our Board deems relevant. Accordingly, holders of our common stock may need to sell their shares to realize a return on their investment, and may not be able to sell their shares at or above the price paid for them.

Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. However, the lapse or waiver of the lock up restrictions discussed above or any sale or perception of a possible sale by Lone Star, and any related decline in the market price of our common stock, could impair our ability to raise capital. Separately, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.
We are a holding company and depend on the cash flow of our subsidiaries.
We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and their ability to make payments, directly or indirectly, to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations.
Provisions of our amended and restated governing documents, Delaware law and other documents could discourage, delay or prevent a merger or acquisition at a premium price.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
permit us to issue, without stockholder approval, preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•	prevent stockholders from calling special meetings;

•	restrict the ability of stockholders to act by written consent after such time as Lone Star owns less than a majority of our common stock;

•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•	require advance notice for nominations for election to the Board and for stockholder proposals;

•	do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and

•	establish a classified board of directors with staggered three-year terms.

These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquirer may offer a premium price for our common stock.
Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware); in all cases subject to such court having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding such exclusive forum clause, a court could rule that such a provision is inapplicable or unenforceable.
We will incur increased costs and obligations as a result of being a publicly-traded company.
As a company with publicly-traded securities, we are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. These rules and regulations require that we maintain controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs as compared to when we were a private company. These obligations will also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is in Tustin, California. As of December 31, 2016, our 210 branches, 14 of which we own, were located across 31 states and five Canadian provinces enabling us to serve customers across a nationwide footprint in the United States and Canada.

	Number of Branches
Location	SBP	MI	Total
United States
Arizona	6	—	6
California	10	—	10
Colorado	2	2	4
Connecticut	—	1	1
Florida	9	6	15
Georgia	2	3	5
Idaho	—	2	2
Illinois	7	3	10
Indiana	11	2	13
Iowa	4	—	4
Kansas	3	1	4
Kentucky	4	1	5
Louisiana	—	2	2
Massachusetts	—	1	1
Michigan	14	—	14
Minnesota	1	—	1
Missouri	1	1	2
Nebraska	2	—	2
New Jersey	2	1	3
New York	—	3	3
North Carolina	—	5	5
Ohio	7	1	8
Oklahoma	—	1	1
Oregon	—	3	3
Pennsylvania	4	4	8
South Carolina	—	1	1
Tennessee	4	2	6
Texas	12	12	24
Utah	4	1	5
Washington	4	3	7
Wisconsin	6	—	6
Total U.S.	119	62	181
Canada
Alberta	9	3	12

	Number of Branches
British Columbia	7	1	8
Manitoba	1	—	1
Ontario	6	—	6
Saskatchewan	2	—	2
Total Canada	25	4	29

Total	144	66	210
While all branches have access to the full product suite, the sales mix varies across regions due to differences relating to weather and other end market preferences. Some locations distribute multiple products to multiple end markets, while other locations distribute selected products to one end market based on local demand. The warehouse space of our branches range from 3,000 to 115,000 square feet with an average of 26,500 square feet.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Prior to February 10, 2017, our outstanding common stock was privately held and there was no established public trading market for our common stock. On February 10, 2017, our common stock began trading on the NYSE under the symbol "FBM."  Prior to February 10, 2017, there was no established trading market for our common stock. As of March 22, 2017, there were two holders of record of our common stock.

Dividend Policy

We have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our Board and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing our existing indebtedness and any other indebtedness we may enter into and other factors that our Board deems relevant.

The agreements governing our existing indebtedness contain, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.

Use of Proceeds

In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-215557) on January 13, 2017. The registration statement, as amended, registered up to 12,800,000 shares of our common stock to be issued and sold by us and up to 1,920,000 shares of our common stock to be sold by the selling stockholder, LSF9 Cypress Parent 2 LLC, or Parent 2. The SEC declared the registration statement effective on February 9, 2017. In the initial public offering, we sold all 12,800,000 shares of our common stock at a public offering price of $14.00 per share, resulting in aggregate net proceeds to us of $161.3 million after deducting underwriting discounts and commissions and offering expenses of $8.0 million payable by us. We used the net proceeds to repay $161.3 million of borrowings outstanding under the ABL Credit Facility. The sale of the shares by us closed on February 15, 2017. The underwriters were Deutsche Bank Securities, Barclays Capital Inc., RBC Capital Markets, LLC, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., Stephens Inc., Suntrust Robinson Humphrey, Inc. and William Blair & Company, L.L.C.

On February 21, 2017, the underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from the selling stockholder at the public offering price of $14.00 per share and the sale of those shares closed on February 24, 2017 resulting in net proceeds to the selling stockholder of $25.4 million after deducting underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by the selling stockholder.

Item 6. Selected Financial Data

The financial information presented below is derived from our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. Financial information for the year ended December 31, 2016 and the period from October 9, 2015 to December 31, 2015 relate to the Successor. Financial information for the period from January 1, 2015 to October 8, 2015 and the year ended December 31, 2014 relate to the Predecessor. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, to understand fully factors that may affect the comparability of the Predecessor and Successor periods.

The information set forth below is not necessarily indicative of results of future operations, and may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during all periods presented. Accordingly, the historical results should not be relied upon as an indicator of our future performance. As a result of the Lone Star Acquisition, the Predecessor and Successor reporting entities have applied different bases of accounting and are not comparable.

	Successor		Predecessor
	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015	Year Ended December 31, 2014
(in thousands)
Consolidated Statement of Operations Data:
Revenue	$1,392,509	$192,539	$628,066	$508,853
Net loss	$(28,370)	$(7,926)	$(29,455)	$(1,841)
Pro Forma Loss per common share(1):
Basic	$(0.95)	$(0.26)
Diluted	$(0.95)	$(0.26)
Weighted average common shares outstanding (basic):	29,974	29,974
Weighted average common shares outstanding (diluted):	29,974	29,974
Balance Sheet Data
Total assets	$1,320,985	$763,387		$274,280
Capital lease obligations, net of current portion	$12,773	$—		$—
Asset-based credit facility	$208,469	$—		$—
Long-term notes payable	$525,487	$300,315		$178,301
Other liabilities	$40,232	$15,428		$848

(1) The pro forma loss per share data for the year ended December 31, 2016 is based on our historical combined statement of operations after giving effect to the following as if they occurred at the beginning of the period: (1) a reorganization consolidating all entities under a new parent entity (Foundation Building Materials, Inc.); and (2) a 29,974.239 to 1 stock split with respect to the common stock of Foundation Building Materials, Inc. that occurred subsequent to December 31, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in Item 1A, Risk Factors, and elsewhere. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are the second largest specialty distributor of wallboard and suspended ceiling systems in the United States and Canada, and the fastest growing by revenue and branch count since our founding in 2011. We are also the second largest specialty distributor and one of the largest fabricators of commercial and industrial mechanical insulation in the United States. We have expanded from a single branch in Southern California to over 200 branches across North America, carrying a broad array of more than 35,000 SKUs. We have grown revenue faster than any U.S. publicly traded building products distributor over the same period. Our goal is to be the leading company within specialty building products distribution and to continue expanding into complementary markets.
We were founded in 2011 by our President and Chief Executive Officer Ruben Mendoza, our Chief Financial Officer John Gorey and one of our Regional Vice Presidents, Tom Fischbeck. Mr. Mendoza previously served as CEO of Acoustical Material Services where he oversaw the successful growth of the company before it was acquired by Allied Building Products, a subsidiary of CRH, in 2007. In founding our company, Mr. Mendoza applied a proven customer-centric operating model to an organization that would combine strong organic growth with an effective acquisition and integration program across a fragmented industry, where he and other members of management had long and close personal relationships with many private acquisition candidates in our industry. In our early years we were focused on opening or acquiring new branches to leverage our founders’ customer focus and strong supplier relationships. In 2012 and 2013, we began rapidly growing through both organic growth and acquisitions, and by the end of 2013, we significantly increased our number of branches and geographic footprint, and expanded from California into the Midwest, Florida and Arizona. This rapid growth resulted in the acquisition of our current ERP platform and information technology structure and added a deep bench of leaders from the acquired companies to prepare for future growth. In addition, in November 2013, we strengthened our management team with the addition of our Chief Operating Officer Pete Welly, who has 37 years of experience in our industry.
In 2014 and 2015, we expanded into Texas through three acquisitions, and acquired branches in Iowa, Illinois, Wisconsin, Colorado, Kansas, Missouri, Ohio and Pennsylvania. We also increased our market position in California and Arizona with wallboard and metal framing customers. These acquisitions further strengthened our relationship with key suppliers such as Armstrong and USG. Our nationwide presence, as well as our ability to achieve operating efficiencies while leveraging a national purchasing platform, led to favorable margin improvement.
In August 2016, we entered the Canadian market through our acquisition of Winroc-SPI for cash consideration of $314.1 million, subject to customary working capital adjustments, which increased our revenue and expanded our relationship with Armstrong. Winroc-SPI’s net sales for the year ended December 31, 2015 were $745.3 million. We also became the second largest specialty distributor and one of the largest fabricators of commercial and industrial mechanical insulation in the United States. The expansion into commercial and industrial insulation products both diversified our customer base and allowed us to capitalize on some of the strengths of our proven operating model given that wallboard distributors and commercial and industrial insulation distributors have similar business models. The Winroc-SPI acquisition strategically opened new markets in both the United States and Canada, added the industry leading suspended ceiling systems line in additional geographies, and broadened our product offering in many U.S. markets.

Initial Public Offering

On February 15, 2017, we completed our initial public offering of 12,800,000 shares of our common stock at a public offering price of $14.00 per share. Our common stock began trading on the NYSE on February 10, 2017 under the ticker symbol "FBM". After underwriting discounts and commissions and expenses payable by us, net proceeds from the IPO were approximately $161.3 million. We used these proceeds to repay $161.3 million of borrowings outstanding under our ABL Credit Facility.

Description of Segments

We have two reportable segments. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker, or CODM. Management evaluates performance for each segment based on gross profit. The reportable segments are described below.
Specialty Building Products
Specialty building products, or SBP, distributes wallboard and accessories, metal framing, suspended ceiling systems and other products. Other products include stucco and exterior insulation and finish systems, or EIFS, as well as complementary offerings, such as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.
Mechanical Insulation
Mechanical insulation, or MI, includes insulation solutions for pipes and mechanical systems and the primary end markets served are new non-residential construction, non-residential repair and remodel construction and industrial markets.
Our Customers
We sell to a diverse and highly fragmented base of over 30,000 customers, which includes commercial, residential and other specialty contractors. In addition to local contractors, we maintain strong relationships with regional construction companies. Further, as we continue to grow nationally and scale our operations, we believe we will continue to enhance our relationship with national homebuilders and contractors.
We do not have significant customer concentration, and no one customer accounted for more than 10% of our sales for the year ended December 31, 2016. While our customer base remains fragmented, we have deeply entrenched customer relationships. We believe the tenure of these relationships is a direct result of our well-earned reputation for high-quality customer service and product support.
Our Suppliers
We have been able to foster and sustain key relationships with suppliers as our business has grown. Our increased scale has allowed us to improve our procurement programs, particularly with wallboard and accessories, metal framing and commercial and industrial insulation suppliers. In suspended ceiling systems, we maintain exclusive and semi-exclusive distribution rights in key regions, including contractual exclusivity with Armstrong. Our relationship with Armstrong began with our senior management even prior to our founding in 2011, and our acquisitions continued to strengthen this key relationship, particularly via our recent acquisition of Winroc-SPI. Throughout this period, Armstrong has supported our growth strategy by renewing or awarding distribution rights following our acquisitions. We are one of the largest customers for each of our top suppliers across wallboard, suspended ceiling systems, metal framing and commercial and industrial insulation.
Our Products
Our early operations started with a narrow product line and group of suppliers, and primarily included wallboard, metal framing and stucco product offerings. The rapid growth from our 2013 acquisitions expanded our product offerings to include suspended ceiling systems supplied by Armstrong and EIFS supplied by Sto. We continue to focus on increasing our sales of other product offerings that enhance our gross margins and create value for our customers. In addition, we continually add to our product offerings to provide our customers with the correct product and when they need it.
In August 2016, the Winroc-SPI acquisition allowed us to expand our relationship with Armstrong and increase our suspended ceiling systems product line. The acquisition also brought us long-term relationships with commercial and industrial insulation product manufacturers and access to all product lines within Winroc-SPI's distribution and custom fabrication network.
Factors and Trends Affecting Our Business and Results of Operations
General Economic Conditions and Outlook
Demand for our products is impacted by changes in general economic conditions, including, in particular, conditions in the U.S. commercial construction and housing markets. Our end markets are broadly categorized as new non-residential construction, new residential construction and non-residential repair and remodel construction. We believe each of our end markets is currently in an extended period of recovery following a deep and prolonged recession.
New Non-Residential Construction
Non-residential construction encompasses all construction other than residential structures. Non-residential construction growth is primarily influenced by economic growth, business investment, job growth, vacancy rates and availability and cost of capital. Based on U.S. Census Bureau data, growth in commercial construction spending generally lags new residential spending by approximately 18 months and we believe the commercial construction market remains in the early stages of a strong recovery. According to Dodge Data & Analytics, non-residential construction starts were 962 million square feet in 2015 and would need to increase by 32.2% to achieve the historical annual market average of 1,273 million square feet from 1970 to 2015. Given the recent growth in the residential market, management believes that non-residential construction remains in the early stages of its recovery and expects volumes to gain momentum in the coming years. According to Dodge Data & Analytics, non-residential construction starts are expected to grow at approximately a compound annual growth rate of 5.4% from 2016 to 2018 driven by accommodative underlying macroeconomic growth, greater availability of financing, underinvestment during the downturn and increasing office utilization rates.
New Residential Construction
Job growth is an important factor for a healthy housing market and unemployment has fallen from its peak of 10.0% in 2009 to 4.7% as of December 2016 according to the U.S. Bureau of Labor Statistics. According to the U.S. Bureau of Labor Statistics, total housing starts in 2016 were 1.28 million, an eight-year high. While housing starts have significantly recovered from the 0.55 million seen in 2009, they are still 11.1% below the 50-year average of 1.44 million starts per year. The National Association of Homebuilders expect housing starts will grow to approximately 1.37 million by 2018, which is still below the long-term historical average as reported by the U.S. Census Bureau.
Non-Residential Repair and Remodel Construction
Non-residential repair and remodeling spending tends to be resilient through economic downturns as new construction spending slows and investments in existing infrastructure increase. From 2011 to 2015 non-residential repair and remodeling starts grew at a 5.6% CAGR and are expected to continue to grow at a 2.1% annual growth rate through 2018 according to Dodge Data & Analytics.
Industrial
Industrial end markets represent a portion of the U.S. mechanical insulation market. Commercial and industrial insulation products are used in industrial end markets for piping and ducting in facilities. Management estimates that power generation facilities make up the largest component of the industrial end market. Stable demand for insulation is expected as power generators construct new facilities and expand old ones. Global energy consumption has historically grown at a consistent 2.0% CAGR since 1990 and is expected to continue to grow at a 1.7% CAGR through 2020, according to the U.S. Energy Information Administration.
Volume, Costs and Pricing Programs
Our product costs are directly impacted by fluctuations in supplier pricing and our purchasing volume. As one of the leading wallboard, suspended ceiling systems and commercial and industrial insulation distributors in the United States and Canada, we are able to negotiate volume discounts and favorable pricing terms with our suppliers. We have historically realized purchasing synergies almost immediately after an acquisition by taking advantage of our volume discounts. As we have continued to grow, we have negotiated with our suppliers on a national level in an effort to maximize these programs across our entire branch network, and expect to continue this trend in the future.

Acquisitions
We supplement our organic growth strategy with selective acquisitions, and since 2013, we have completed 19 acquisitions. We believe that significant opportunities exist to continue to expand our geographic footprint by executing additional strategic acquisitions, and we consistently strive to maintain an extensive and active acquisition pipeline. We generally are evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through integrated procurement and pricing programs and brand consolidation. The table below reflects branches acquired since 2014 at the acquisition date, some of which have been consolidated as of the date of this filing.

Company	Date of Acquisition	# Branches Acquired
Dominion Interior Supply	January 1, 2017	4
United Drywall Supply, Inc.	November 30, 2016	1
Winroc-SPI	August 9, 2016	127
Ken Builders Supply, Inc.	May 31, 2016	8
Kent Gypsum Supply, Inc.	May 31, 2016	4
Mid America Drywall Supply, Inc.	April 29, 2016	1
Gypsum Supply Co.	December 30, 2015	14
Commercial Building Materials, LLC	December 30, 2015	1
J&B Assets LLC	July 10, 2015	1
Oxnard Building Materials, Inc., Great Western Building Materials, Inc. and ProWall Building Products, Inc.	March 13, 2015	10
Bloomington branch of Rose & Walker, Inc.	January 2, 2015	1
BAV, Inc.	December 5, 2014	2
Wholesale Builders Supply, Inc.	May 30, 2014	5
Wagner Distribution Holding Company, Inc.	May 30, 2014	8
Central Building Materials, LLC	May 1, 2014	2
Gypsum Supply, Ltd.	January 31, 2014	4
Total		193

As part of our accounting for our business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically fully recognized in cost of goods sold within the first two months after completion of an acquisition. This step up in basis and related expense has a negative effect on margins as the related inventory is sold, generally within 60 days. For the year ended December 31, 2016, the period from October 9, 2015 to December 31, 2015, the period from January 1, 2015 to October 8, 2015 and for the year ended December 31, 2014, the impact of the acquired step up in inventory basis to cost of goods sold was $6.5 million, $7.5 million, $1.6 million and $0, respectively.

Seasonality
Our operating results are typically affected by seasonality. Warmer and drier weather during the second and third quarters typically result in higher activity and revenue levels. The first and fourth quarters typically have lower levels of activity and lower working capital requirements due to inclement weather conditions.
Financing and Public Company Readiness
As a result of our initial public offering and being a public company, we will incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC and the NYSE. Our future financial statements will reflect the impact of these expenses.

Basis of Presentation

On October 9, 2015, Lone Star, along with certain members of management, acquired 100% of the outstanding equity of FBM Intermediate Holdings LLC in the Lone Star Acquisition.

The period from January 1, 2015 through October 8, 2015 and the period from October 9, 2015 through December 31, 2015 relate, respectively, to the periods in 2015 preceding and succeeding completion of the Lone Star Acquisition. The terms Predecessor and Successor refer to the pre- and post-Lone Star Acquisition financial position and results of the Company, respectively. Due to the Lone Star Acquisition, the basis of accounting changed and reflects the application of the acquisition method. The new basis of accounting primarily impacted the values of our inventory, long-lived assets and intangible assets, and resulted in increased depreciation and amortization.

Reclassification
To conform to the presentation for the year ended December 31, 2016, the Company has reclassified acquisition expenses into Selling, General and Administrative expenses for all prior periods presented in its consolidated statement of operations. For the periods from October 9, 2015 to December 31, 2015, January 1, 2015 to October 8, 2015 and for the year ended December 31, 2014, the Company reclassified $3.5 million, $39.7 million and $4.7 million, respectively.

Results of Operations
Year ended December 31, 2016 (Successor)
The following table summarizes certain financial information relating to our operating results for the year ended December 31, 2016. As a result of the Lone Star Acquisition, the Predecessor and Successor reporting entities have applied different bases of accounting and are not comparable.

Successor
Year Ended December 31, 2016
(in thousands)
Statements of operations data:
Net sales	$1,392,509
Cost of goods sold (exclusive of depreciation and amortization)	995,704
Gross profit	396,805
Operating expenses:
Selling, general and administrative expenses	328,847
Depreciation and amortization	51,378
Total operating expenses	380,225
Income from operations	16,580
Interest expense	(52,511)
Other expense, net	(7,172)
Loss before income taxes	(43,103)
Income tax benefit	(14,733)
Net loss	$(28,370)

Net Sales
Net sales were $1,392.5 million for the year ended December 31, 2016. Our base business net sales (net sales from branches that were owned by us since January 1, 2015 and branches that were opened by us during such period) increased $49.7 million, or 9.3%, from $532.8 million to $582.5 million period over period.

The table below highlights our growth by base business net sales and branches acquired and includes the impact of branches strategically consolidated or closed.

(in thousands)
Net sales for the year ended December 31, 2015	$820,605
Increase (decrease) in net sales due to:
Base business net sales(1)	49,673
Branches consolidated/closed(2)	40,340
Branches acquired(3)	481,891
Net sales for the year ended December 31, 2016	$1,392,509

(1)	Represents net sales from branches that were owned by us since January 1, 2015 and branches that were opened by us during such period.

(2)
Represents branches consolidated/closed after January 1, 2015, primarily as a result of our strategic consolidation of branches. This includes increases in net sales from branches that assumed operations of closed/acquired branches.

(3)	Represents branches acquired after January 1, 2015.

Specialty Building Products. Net sales were $1,293.5 million for the year ended December 31, 2016, which were driven by the overall market growth in both the commercial and residential construction markets and our increased market share in 2016 versus 2015. Winroc-SPI, which was acquired in August 2016, contributed $193.9 million to the SBP segment. Wallboard and accessories accounted for the majority of SBP sales for the year ended December 31, 2016.

Mechanical Insulation. Net sales were $99.0 million for the year ended December 31, 2016. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition on August 9, 2016, therefore, net sales reflects sales from the acquisition date to December 31, 2016.
Cost of Goods Sold
Cost of goods sold was $995.7 million, or 71.5% of net sales, for the year ended December 31, 2016. Cost of goods sold was negatively impacted by $6.5 million of inventory fair value adjustments related to our acquisitions. Excluding the fair value adjustments, cost of goods sold was 71.0% of net sales. Cost of goods sold was impacted by favorable pricing terms with our suppliers as a result of increased purchase volumes.

Specialty Building Products. Cost of goods sold was 71.4% of net sales for the year ended December 31, 2016. Cost of goods sold was positively impacted by favorable pricing terms with our suppliers as a result of increased purchase volumes. Cost of goods sold was negatively impacted by $6.5 million of inventory fair value adjustments related to our acquisitions. Excluding these fair value adjustments, cost of goods sold was 70.9% of sales.

Mechanical Insulation. Cost of goods sold was 72.3% of net sales for the year ended December 31, 2016.
Gross Profit
Gross profit was $396.8 million, or 28.5% of sales, for the year ended December 31, 2016. Gross profit and gross margin were negatively impacted by $6.5 million of inventory fair value adjustments related to our acquisitions. Excluding these fair value adjustments, gross profit was $403.3 million and gross margin was 29.0% of sales. Gross margin was also impacted by favorable pricing terms with our suppliers as a result of increased purchase volumes relative to 2015.

Specialty Building Products. Gross margin was 28.6% for the year ended December 31, 2016. Gross margin was impacted by favorable pricing terms with our suppliers as a result of increased purchase volumes relative to 2015. Gross profit and gross margin were negatively impacted by $6.5 million of inventory fair value adjustments related to our acquisitions. Excluding these fair value adjustments, gross margin was 29.1% of sales.

Mechanical Insulation. Gross margin was 27.7% for the year ended December 31, 2016.

Selling, General & Administrative

SG&A expenses were $328.8 million for the year ended December 31, 2016. SG&A expenses were impacted by warehousing and delivery costs driven by increased net sales and acquired branches. Payroll related and other expenses also increased due to our continued investment in infrastructure and support of our operations. We also incurred expenses as a result of our initial public offering and other transaction costs of $23.2 million. ERP system implementation costs for the year were $3.9 million.

Depreciation and Amortization

Depreciation and amortization was $51.4 million for the year ended December 31, 2016, which was affected by an increase in property and equipment and intangible assets as a result of the acquisitions in 2015 and 2016. Additionally, the historical cost basis of property and equipment and intangible assets was increased to fair value as a result of the Lone Star Acquisition.

Interest Expense

Interest expense was $52.5 million for the year ended December 31, 2016, due to outstanding indebtedness related to acquisitions and funding of working capital. In addition, we incurred a loss of $7.0 million related to the refinancing of the 2015 asset based lending credit facility, or the 2015 Credit Facility, in August 2016.

Other Expense, net

Other expense, net was $7.2 million for the year ended December 31, 2016, primarily due to the $7.1 million change in fair value of the early prepayment option of our Notes.

Income Tax Benefit
An income tax benefit of $14.7 million was recorded for the year ended December 31, 2016, which represents an effective tax rate of 34.2%.

Period from October 9, 2015 to December 31, 2015 (Successor)
The following table summarizes certain financial information relating to our operating results for the period from October 9, 2015 to December 31, 2015.

Successor
(in thousands)	October 9, 2015 to December 31, 2015
Statements of operations data:
Net sales	$192,539
Cost of goods sold (exclusive of depreciation and amortization)	143,333
Gross profit	49,206
Operating expenses:
Selling, general and administrative expenses	47,660
Depreciation and amortization	7,170
Total operating expenses	54,830
Loss from operations	(5,624)
Interest expense	(7,044)
Other income, net	9
Loss before income taxes	(12,659)
Income tax benefit	(4,733)
Net loss	$(7,926)
Net Sales
Net sales were $192.5 million, all from the SBP segment, which primarily consisted of wallboard and accessories.
Cost of Goods Sold
Cost of goods sold was $143.3 million, which included $7.5 million of inventory fair value adjustments, and resulted in gross profit of $49.2 million, or gross margin of 25.6%. Excluding inventory fair value adjustments, gross margin was 29.4%.

Selling, General & Administrative

SG&A expenses were $47.7 million, and represented 24.8% of net sales. Acquisition related expenses were $3.5 million and include costs related to legal, accounting and other professional services.
Depreciation and Amortization
Depreciation and amortization was $7.2 million, and represented 3.7% of net sales. Depreciation and amortization includes the impact of the step up in fair value as a result of the Lone Star Acquisition in October 2015.
Interest Expense
Interest expense was $7.0 million as a result of our outstanding indebtedness, which includes the debt incurred to finance the Lone Star Acquisition.
Income tax benefit
Income tax benefit was $4.7 million. As of October 9, 2015, we were considered a C-corporation for tax purposes while for periods prior to such date we had subsidiaries that were either nontaxable limited liability companies or taxable C-corporations. The effective tax rate for the period was 37.4%, which differs from the statutory rate primarily due to state taxes.

Period from January 1, 2015 to October 8, 2015 (Predecessor)
The following table summarizes certain financial information relating to our operating results for the period from January 1, 2015 to October 8, 2015.

Predecessor
(in thousands)	January 1, 2015 to October 8, 2015
Statements of operations data:
Net sales	$628,066
Cost of goods sold (exclusive of depreciation and amortization)	452,909
Gross profit	175,157
Operating expenses:
Selling, general and administrative expenses	171,215
Depreciation and amortization	15,615
Total operating expenses	186,830
Loss from operations	(11,673)
Interest expense	(19,090)
Other income, net	14
Loss before income taxes	(30,749)
Income tax benefit	(1,294)
Net loss	$(29,455)

Net Sales
Net sales were $628.1 million, all from the SBP segment, which primarily consisted of wallboard and accessories.
Cost of Goods Sold
Cost of goods sold was $452.9 million, which included $1.6 million of inventory fair value adjustments, and resulted in gross profit of $175.2 million, or gross margin of 27.9%. Excluding inventory fair value adjustments, gross margin was 28.1%.

Selling, General & Administrative

SG&A expenses were $171.2 million and represented 27.3% of net sales. Acquisition related expenses was $39.7 million and represents acquisition activity including the Lone Star Acquisition.
Depreciation and Amortization
Depreciation and amortization was $15.6 million, and represented 2.5% of net sales. Depreciation and amortization includes the impact of the addition of property and equipment and intangible assets acquired.
Interest Expense
Interest expense was $19.1 million as a result of our outstanding indebtedness.
Income Tax Benefit
Income tax benefit was $1.3 million and reflected the fact that we had subsidiaries that were either nontaxable limited liability companies or taxable C-corporations.

Year Ended December 31, 2014 (Predecessor)
The following table summarizes certain financial information relating to our operating results for the year ended December 31, 2014.

Predecessor
(in thousands)	Year Ended December 31, 2014
Statements of operations data:
Net sales	$508,853
Cost of goods sold (exclusive of depreciation and amortization)	368,064
Gross profit	140,789
Operating expenses:
Selling, general and administrative expenses	120,145
Depreciation and amortization	11,729
Total operating expenses	131,874
Income from operations	8,915
Interest expense	(9,980)
Other income, net	36
Loss before income taxes	(1,029)
Income tax expense	812
Net loss	$(1,841)

Net Sales
Net sales were $508.9 million, all from the SBP segment, which primarily consisted of wallboard and accessories.
Cost of Goods Sold
Cost of goods sold was $368.1 million and resulted in gross profit of $140.8 million, or gross margin of 27.7%.
Selling, General & Administrative
SG&A expenses were $120.1 million, and represented 23.6% of net sales. Acquisition related expenses were $4.7 million and represents the related acquisition activity.
Depreciation and Amortization
Depreciation and amortization was $11.7 million, and represented 2.3% of net sales. Depreciation and amortization includes the impact of the addition of property and equipment and intangible assets acquired.
Interest Expense
Interest expense was $10.0 million as a result of our outstanding indebtedness.
Income Tax Expense
Income tax expense was $0.8 million and reflected the fact that we had subsidiaries that were either nontaxable limited liability companies or taxable C-corporations.

Liquidity and Capital Resources
Summary
We depend on cash flow from operations, cash on hand and funds available under our ABL Credit Facility, and in the future may depend on other debt financings allowed under the terms of the Notes and ABL Credit Facility and equity financings, to finance our acquisition strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The tax receivable agreement may also have a negative impact on our liquidity if, among other things, payments we make under the tax receivable agreement exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the tax receivable agreement after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the tax receivable agreement or a change of control, we could be required to make payments under the agreement that exceed our actual cash savings under the tax receivable agreement. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, including the Notes, or sell assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including the Notes and our ABL Credit Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Our tax receivable agreement requires that, after Lone Star no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permit our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make its payments under the tax receivable agreement, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing. The ABL Credit Facility and the Indenture restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of December 31, 2016, we had available aggregate undrawn borrowing capacity of approximately $83.9 million under the ABL Credit Facility. For the periods presented, our use of cash was primarily driven by our investing activities, specifically our investments in acquisitions.

Cash Flows
A summary of net cash provided by, or used in, operating, investing and financing activities is shown in the following table.

	Successor		Predecessor
	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015	Year Ended December 31, 2014
(in thousands)
Net cash provided by (used in) operating activities	$33,130	$17,610	$19,176	$(3,989)
Net cash used in investing activities	$(431,805)	$(660,323)	$(97,266)	$(102,436)
Net cash provided by financing activities	$416,657	$642,682	$86,567	$104,473
Operating Activities
Net cash provided by, or used in, operating activities consists primarily of net loss adjusted for non-cash items, including depreciation and amortization, provision for doubtful accounts, deferred income taxes and the effects of changes in working capital.
Net cash provided by operating activities for the year ended December 31, 2016, consisted of a net loss of $28.4 million, offset by non-cash items of $61.8 million of which $51.4 million was depreciation and amortization. Cash used for working capital was $0.3 million.
Net cash provided by operating activities for the period from October 9, 2015 to December 31, 2015, consisted of a net loss of $7.9 million, offset by non-cash items of $22.4 million, of which $7.2 million was depreciation and amortization, $7.5 million related to fair value inventory adjustments and $6.5 million related to deferred taxes. Cash provided by working capital was $3.2 million.
Net cash provided by operating activities for the period from January 1, 2015 to October 8, 2015, consisted of a net loss of $29.5 million, partially offset by non-cash items of $20.5 million, of which $15.6 million was depreciation and amortization. Cash provided by working capital was $28.1 million.
Net cash used in operating activities for the year ended December 31, 2014, consisted of a net loss of $1.8 million, offset by non-cash items of $14.4 million, of which $11.7 million was depreciation and amortization. Cash used in working capital was $16.5 million.
Investing Activities
Net cash used in investing activities consists primarily of acquisitions and capital expenditures, including purchases of land, buildings, leasehold improvements, fleet assets, information technology and other equipment. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures generally have been made at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.
Net cash used in investing activities was $431.8 million for the year ended December 31, 2016. During the year ended December 31, 2016, we acquired Winroc-SPI, Ken Builder Supply, Inc., or Ken API, Kent Gypsum Supply, Co., Mid America Drywall Supply, Inc. and United Drywall Supply for aggregate consideration of $401.9 million. Cash used for capital expenditures was $30.5 million.
Net cash used in investing activities for the 2015 Successor period was $660.3 million and primarily related to $549.3 million used in the Lone Star Acquisition and $103.2 million to acquire Gypsum Supply Co., or GSCIL. Cash used for capital expenditures was $2.8 million.

Net cash used in investing activities for the 2015 Predecessor period was $97.3 million and primarily related to $87.5 million used to acquire Oxnard Building Materials, Inc., Great Western Building Materials, Inc. and ProWall Building Products, Inc. (collectively, "Great Western"). Cash used for capital expenditures was $9.8 million.
Net cash used in investing activities for the year ended December 31, 2014 was $102.4 million, of which $93.2 million related to acquisitions during the period. Cash used for capital expenditures was $9.2 million.
Financing Activities
Net cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our financing agreements and proceeds from capital contributions.
Net cash provided by financing activities was $416.7 million for the year ended December 31, 2016. Net borrowings of $350.5 million and capital contributions of $66.2 million were used to finance the 2016 acquisitions and fund operations.

Net cash provided by financing activities for the 2015 Successor period was $642.7 million, and primarily consisted of net borrowings of $379.8 million to finance the Lone Star Acquisition and capital contributions of $272.9 million, offset by $10.0 million in debt repayments.

Net cash provided by financing activities for the 2015 Predecessor period was $86.6 million was primarily due to financing related to the Great Western acquisition.
For the year ended December 31, 2014, cash provided by financing activities of $104.5 million was primarily due to financing the 2014 acquisitions.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2016. Some of the amounts included in the table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, our actual payments may vary from those reflected in the table.

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$783,469	$—	$783,469
Interest	48,228	47,438	47,438	47,438	46,647	—	237,189
Operating leases	28,245	24,247	16,787	11,426	8,688	16,646	106,039
Capital leases	3,624	2,767	2,666	2,763	2,080	1,832	15,732
Total Commitments	$80,097	$74,452	$66,891	$61,627	$840,884	$18,478	$1,142,429
We lease certain facilities and equipment under various operating lease agreements with expiration dates through 2026. These lease agreements typically contain renewal options of five to ten years. Additionally, with the acquisitions of Winroc-SPI and Ken API in 2016, we assumed capital lease obligations with lease terms ranging from five to 15 years.
ABL Credit Facility
On August 9, 2016, we entered into the ABL Credit Facility, a senior secured asset-based revolving credit facility, and on September 23, 2016, we entered into an incremental facility amendment to the ABL Credit Facility, increasing the size of the revolving commitments thereunder by $50.0 million. The ABL Credit Facility provides for a $300.0 million revolving credit facility and matures on February 9, 2021. The ABL Credit Facility includes an option to further increase the maximum commitments up to an aggregate amount not to exceed the greater of (i) $50.0 million and (ii) such amount as would not cause the total revolving credit commitments under the ABL Credit Facility to exceed the aggregate borrowing base under the ABL Credit Facility by more than $50.0 million, in each case as of the date of such incurrence, subject to the conditions set forth in the ABL Credit Agreement.
Interest on borrowings under the ABL Credit Agreement accrues at a rate equal to LIBOR or Canadian Dollar Offered Rate, or CDOR (as applicable, based on the currency of the borrowing), plus a margin of 1.25% to 1.75% based on average daily excess availability for the most recent fiscal quarter, or if selected by the borrower, ABR or the Canadian prime rate (as applicable, based on the currency of the borrowings) plus a margin of 0.25% to 0.75% based on average daily excess availability for the most recent fiscal quarter, in all such cases subject to an additional 2.0% on overdue amounts during certain default events.
The ABL Credit Agreement contains customary covenants, representations and warranties and events of default, including covenants which generally restrict our business and limit our ability to, among other things: dispose of certain assets; incur or guarantee additional indebtedness; enter into new lines of business; make certain investments, intercompany loans or payments in respect of indebtedness; incur or maintain liens; modify certain terms of our or their organizational documents, certain agreements or certain debt instruments; declare or pay dividends or make other restricted payments (including redemption of our stock); engage in certain transactions with affiliates; enter into certain sale leaseback transactions; modify the terms of certain of our existing contractual agreements; and engage in mergers, consolidations or the sale or disposition of substantially all of its assets. The ABL Credit Agreement also includes representations and warranties which we must be able to make in order to obtain borrowings under the facility, and a financial maintenance covenant and events of default related to, among other things: the non-payment of principal, interest or fees; violations of covenants; material inaccuracy of representations or warranties; failure to timely deliver a borrowing base certificate; certain bankruptcy events; certain events under the Employee Retirement Income Security Act of 1974, as amended; invalidity of guarantees or security interests; default in payment under or the acceleration of other indebtedness; material judgments; and certain change of control events, each of which could result in the facility being terminated and any outstanding debt becoming due prior to its scheduled maturity. The financial maintenance covenant under the ABL Credit Agreement is a minimum fixed charge coverage ratio test set at a level of 1.00:1.00, which is based in part on our adjusted EBITDA as calculated pursuant to the ABL Credit Agreement. At December 31, 2016, the fixed charge coverage ratio exceeded the minimum requirement. This covenant is only tested at times when availability under the ABL Credit Facility is less than a certain threshold, which was $30.0 million at December 31, 2016.
As of December 31, 2016, the majority of our liquidity was from the $83.9 million available under the ABL Credit Facility. The fixed charge coverage ratio is a material term of the ABL Credit Facility and we believe information about how the covenant is calculated is material to an investor’s understanding of the Company’s financial condition and liquidity.
Should we not comply with the fixed charge coverage ratio, we would be in technical default of our ABL Credit Facility which could result in the facility being terminated and any outstanding debt becoming due prior to its scheduled maturity. Should all amounts become due immediately, we may be unable to pay all amounts due under the ABL Credit Facility without a material impact to our business, as we may be forced to liquidate assets to pay for all amounts due under the ABL Credit Facility.
Notes
In August 2016, we completed a private offering of $575.0 million in aggregate principal amount of Notes. In the offering we received net proceeds of approximately $563.5 million, which were used in part to repay and terminate the 2015 Credit Facility. The Notes carry a coupon of 8.25% per annum and mature August 15, 2021. The Indenture contains customary covenants, representations and warranties and events of default, including covenants which generally restrict our business and limit our ability to incur additional indebtedness, issue certain preferred shares, pay dividends, redeem our stock or make other distributions, make certain investments, limit the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers, create liens, sell or transfer certain assets, engage in certain transactions with respect to all or substantially all of our assets, enter into certain transactions with affiliates and designate subsidiaries as unrestricted subsidiaries. The Indenture also contains events of default related to, among other things: the non-payment of principal, premium or interest on any Note; violations of any agreement or obligation contained in the Indenture and related documents; certain bankruptcy events; invalidity of guarantees or security interests; default in payment under or the acceleration of other indebtedness; and material judgments, any of which could result in the trustee for the Notes declaring the principal of the Notes together with all accrued and unpaid interest thereon to be immediately due and payable.
 Off-Balance Sheet Arrangements
As of December 31, 2016 and December 31, 2015, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.
On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, taxes, and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are more susceptible to change in the near term are the allowance for doubtful accounts, the allowance for excess and obsolete inventory and recoverability of long-lived assets. Actual results could materially differ from those estimates.
Revenue Recognition
We recognize revenue when the risks and obligations of ownership have been transferred to the customer, which generally occurs at the time of delivery to the customer. At the time that revenue is recognized we record reductions in sales for customer rebates and discounts including volume, cash and other discounts. Rebates and discounts are recorded based on management’s best estimate when products are sold based on historical experience for similar programs and products. Management reviews these rebates and discounts on an ongoing basis and the related accruals are adjusted, if necessary, as additional information becomes available. Historically, our actual customer rebates and discounts have not been materially different from management’s original estimates.
Accounts Receivable
We sell to customers using credit terms customary in our industry. Accounts receivables are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and significant individual account credit risk. If the actual uncollected amounts significantly exceed the estimated allowance, our operating results would be significantly adversely affected.
Other Receivables
Other receivables primarily consist of vendor rebates receivables. Typical arrangements with vendors provide for us to receive a rebate of a specified amount after achieving any of a number of measures generally related to the volume of purchases over a period of time. We record these rebates to effectively reduce the cost of sales in the period in which the product is sold. Throughout the year, our estimates include the amount of rebates receivable for the vendor programs based on the expected level of purchases. We accrue for vendor rebates earned based on purchase volumes and adjust inventories to reflect the reduction in the cost basis for inventories purchased that are subject to vendor rebates. Historically, our actual vendor rebates have not been materially different from management’s original estimates.

Inventories
Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted-average cost method. We routinely evaluate inventory for excess or obsolescence and consider factors such as historical usage and purchase rates and record a provision for excess and obsolete inventory. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.
Impairment of Long-Lived Assets
We review property and equipment for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the amount by which the carrying amount exceeds the estimated fair value. We use our best judgment based on current facts and circumstances related to its business when making these estimates.
Intangible Assets and Goodwill
Intangible assets consist of tradenames, customer relationships and favorable and unfavorable leases under market rent, and are amortized using the straight-line method, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Intangible assets with definite lives are amortized over their respective estimated useful lives. For favorable and unfavorable leases under market rent, amounts are amortized over their contractual terms.
We review intangible assets with finite lives for impairment when events or circumstances indicate these assets may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset are estimated. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the amount by which the carrying amount exceeds the estimated fair value.
 Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in a business combination.
We perform our impairment test annually at the reporting unit level or more frequently if impairment indicators arise. We have defined our reporting units consistently with our operating segments. For our goodwill impairment assessment we have adopted a standard that provides us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; consistency of customer base; and other relevant entity-specific events. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. This process involves comparing the fair value to the carrying value of the reporting unit. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. We determine the fair value of its reporting units using combinations of both the income and market valuation approaches.
During 2016, we performed our annual impairment assessment of goodwill, which did not indicate that an impairment existed.

Acquisition Accounting
We account for business combinations using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’s cost over the fair value of the acquired assets and liabilities as goodwill. Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. We use a variety of information sources to determine the fair value of acquired assets and liabilities and we generally use third party appraisers to assist us in the determination of the fair value and useful lives of identifiable intangible assets.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. As the calendar year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that our year-to-date provision equals our expected annual effective tax rate.

Recently Adopted Accounting Standards
In November 2015, the FASB issued Accounting Standards Update, or ASU, 2015-17, Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes. Companies are required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Companies can adopt the guidance either prospectively or retrospectively. The Company early adopted ASU 2015-17 and applied the new guidance for all periods presented. The adoption of this guidance did not have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. The adoption of this accounting guidance on December 31, 2016 did not have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which applies to inventory valued at first-in, first-out (FIFO) or average cost. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2017 and the adoption thereof did not have a material impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016 and the adoption thereof did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Additional ASUs have been issued to amend or clarify the ASU as follows:

•
ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.

•
ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition (TRG).

•
ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

The guidance in these ASUs is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Non-GAAP Financial Information
In addition to our results under GAAP, we also present EBITDA and Adjusted EBITDA for historical periods. EBITDA and Adjusted EBITDA are non-GAAP financial measures and have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We calculate EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before certain non-recurring adjustments such as purchase accounting adjustments impacting margins, non-cash (gains) losses on the sale of property and equipment and derivative financial instruments and management fees paid to current and former private equity sponsors. We present these measures for the historical periods covered by our consolidated financial statements.

EBITDA and Adjusted EBITDA are presented because they are important metrics used by management as one of the means by which it assesses our financial performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. These measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework that may be useful in assessing our company and its results of operations.
EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), or as any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations such as:

•	they do not reflect our cash outlays for capital expenditures or future contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•	they do not reflect interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;

•	they do not reflect income tax expense or the cash necessary to pay income taxes; and

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and these non-GAAP measures do not reflect cash requirements for such replacements.

Other companies, including other companies in our industry, may not use such measures or may calculate one or more of the measures differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as a comparative measure.
In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments made in our calculations, and our presentation of EBITDA and Adjusted EBITDA should not be construed to mean that our future results will be unaffected by such adjustments. Management compensates for these limitations by using EBITDA and Adjusted EBITDA as supplemental financial metrics and in conjunction with our results prepared in accordance with GAAP. The non-GAAP information should be read in conjunction with our consolidated financial statements and the related notes.

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net income (loss):

	Successor		Predecessor
	Year Ended December 31, 2016	October 9 to December 31, 2015	January 1 to October 8, 2015	Year Ended December 31, 2014
(in thousands)
Net loss	$(28,370)	$(7,926)	$(29,455)	$(1,841)
Interest expense, net(a)	52,487	7,035	19,076	9,944
Income tax (benefit) expense	(14,733)	(4,733)	(1,294)	812
Depreciation and amortization	51,378	7,170	15,615	11,729
EBITDA	60,762	1,546	3,942	20,644

Unrealized non-cash losses on derivative financial instruments(b)	7,123	—	—	—
Non-cash, purchase accounting effects(c)	6,469	7,453	1,606	—
(Gain) loss on disposal of property and equipment	1,791	(30)	281	202
Management fees(d)	3,622	—	20	80
Adjusted EBITDA	$79,767	$8,969	$5,849	$20,926

(a)
Represents interest expense and interest income. In addition, included in interest expense, the Company incurred a loss of $7.0 million related to the refinancing of the prior credit facilities refinanced in connection with the issuance of the Notes and entry into the ABL Credit Agreement.

(b)	Represents non-cash expense related to unrealized losses on derivative financial instruments.

(c)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result recent acquisitions.

(d)
Represents fees paid to the Sponsor and former private equity sponsors for services provided pursuant to past and present management agreements. These fees are no longer being incurred subsequent to our initial public offering.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Currency Risk
Our indebtedness other than borrowings under the ABL Credit Facility, namely the Notes, principally bear a fixed rate of interest.
Borrowings under our ABL Credit Facility are at variable rates of interest and allow certain borrowings in Canadian dollars, which may expose us to interest rate and currency risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A hypothetical 1% increase in interest rates would have increased interest expense by $3.5 million for the year ended December 31, 2016.

Derivative Financial Instruments
In August 2016, we executed an $88.0 million, 3-year foreign exchange forward contract to hedge the risk of depreciation in the Canadian dollar related to our net investment in our newly acquired Canadian subsidiaries. We have determined that this derivative qualifies for hedge accounting. As such, the effective portion of changes in the fair value of this hedging instrument are included in our statement of comprehensive income in accumulated other comprehensive income at each period end. The ineffective portion of this hedging instrument, which is insignificant, is recognized directly in our statement of operations at each period end. There is no significant credit risk associated with the net investment hedge. Refer to Note 8 in our consolidated financial statements.
In August 2016, we completed the private offering of the Notes. The Notes include a contingent call option whereby we can use the proceeds of an equity offering to prepay a portion of the Notes at a premium, which constitutes an embedded derivative. We bifurcated this embedded derivative from the host debt instrument, the Notes, and have determined that the initial fair value was $6.2 million. As of December 31, 2016, the fair value of the embedded derivative was $13.2 million, and therefore we recognized $7.0 million in other income, net in the statement of operations. Refer to Note 8 in our consolidated financial statements.
Impact of Inflation
We believe that our results of operations have not been materially impacted by the moderate changes in the economic inflation rate over the past three fiscal years.

Item 8. Financial Statements and Supplementary Data

Foundation Building Materials, Inc.

AUDITED FINANCIAL STATEMENTS OF FOUNDATION BUILDING MATERIALS, INC. AS OF DECEMBER 31, 2016 AND OCTOBER 27, 2016

Report of Independent Registered Public Accounting Firm	67

Balance Sheet	68

Notes to Balance Sheet	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member
Foundation Building Materials, Inc.
Tustin, CA

We have audited the accompanying balance sheets of Foundation Building Materials, Inc. (the "Company") as of December 31, 2016, and October 27, 2016. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statement presents fairly, in all material respects, the financial position of Foundation Building Materials, Inc. as of December 31, 2016, and October 27, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

March 27, 2017

FOUNDATION BUILDING MATERIALS, INC.
BALANCE SHEETS

	December 31, 2016	October 27, 2016
Assets
Total assets	$—	$—
Stockholder's equity
Common stock, $0.001 par value - 190,000,000 shares authorized and 29,974,239 shares issued and outstanding	$30	$30
Additional paid-in-capital	970	970
Due from stockholder	(1,000)	(1,000)
Total stockholder's equity	$—	$—

The accompanying notes are an integral part of this balance sheet.

FOUNDATION BUILDING MATERIALS, INC.
Notes to Balance Sheet

1.    Organization and Nature of the Business

Foundation Building Materials, Inc. (the "Company") was formed on October 27, 2016 (inception). The initial stockholder of the Company was LSF9 Cypress Parent 2, LLC, ("Parent 2") which held all of the common shares authorized, issued and outstanding.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying statement of financial position is prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the financial statements. Actual future results could differ from these estimates and assumptions. Separate statements of operations, changes in stockholder’s equity and cash flows have not been presented as there have been no activities for this entity. The Company’s year end is December 31.

On the date of incorporation, the sole shareholder, Parent, acquired 1,000 common shares of the Company’s authorized common shares for a consideration of $1.00 per share, or total consideration of $1,000. The amount of the subscription value in excess of the par value has been recorded as additional paid in capital.

The Company has recorded a note receivable from Parent company for the contracted subscription amount.

Offering Costs

In connection with the initial public offering of the Company's common stock ("IPO"), affiliates of the Company incurred accounting and related costs, which were reimbursed by the Company upon the consummation of the IPO. Such costs were deferred and were recorded as a reduction of proceeds of the IPO or as an offset to equity issued.

Organization Costs

Organization costs were expensed as incurred. Such costs are comprised of the legal and professional fees associated with the formation of the Company.

3.    Subsequent Events

On January 25, 2017, the Company’s Board authorized and the Company’s sole shareholder approved an amendment and restatement of the Company’s certificate of incorporation to increase the number of shares of common stock, par value $0.001 per share, that the Company is authorized to issue up to 190,000,000 shares. In addition, the amendment and restatement of the certificate of incorporation authorized the Company to issue 10,000,000 shares of preferred stock, par value $0.001 per share. On January 30, 2017, the Company’s Board authorized a 29,974.239 to 1 stock split of its outstanding common stock. The amendment and restatement of the certificate of incorporation became effective on February 2, 2017 and the stock split occurred immediately following the effectiveness of the amendment and restatement of the certificate of incorporation. Accordingly, all common stock amounts in this financial statement and the notes thereto have been adjusted to reflect the 29,974.239 to 1 stock split as though it had occurred as of the date presented.

Initial Public Offering
On February 15, 2017, the Company completed the IPO in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts, commissions and estimated expenses, the net proceeds to the Company from the IPO were approximately $161.3 million. The Company used these net proceeds to repay $161.3 million of borrowings outstanding under its asset-based credit facility. The underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from the selling stockholder and those shares were sold on February 24, 2017. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

FOUNDATION BUILDING MATERIALS, INC.
Notes to Balance Sheet

Prior to the consummation of the IPO, Parent transferred LSF9 Cypress Holdings LLC ("Cypress Holdings") and, indirectly, FBM Finance, Inc. ("FBM Finance"), to the Company, thereby transferring the business of Cypress Holdings. Following this internal reorganization (the "Reorganization"), the Company became a wholly owned subsidiary of LSF9 Cypress Parent 2 LLC ("Parent 2"). Cypress Holdings was formed on August 10, 2015, as a Delaware limited liability company and was a wholly owned direct subsidiary of Parent, an affiliate of Lone Star Fund IX (U.S.), L.P. (together with certain of its affiliates and associates, including Parent 2, but excluding the Company and other companies it owns as a result of its investment activities, "Lone Star") prior to the Reorganization. Cypress Holdings acquired FBM Intermediate Holdings, LLC and its consolidated subsidiaries ("Holdings" or "Predecessor") on October 9, 2015. Cypress Holdings had no operations prior to the acquisition, and therefore, Holdings is the predecessor to the Company.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a tax receivable agreement with Lone Star that provides for the payment by the Company to Lone Star of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances are deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (i) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. Based on the Company's preliminary estimates, the initial liability is estimated to be between $190 and $220 million. The agreement will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early.

LSF9 CYPRESS HOLDINGS, LLC AND SUBSIDIARIES

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF LSF9 CYPRESS HOLDINGS, LLC AND SUBSIDIARIES AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE PERIODS FROM OCTOBER 9, 2015 ("ACQUISITION DATE"), TO DECEMBER 31, 2015 (SUCCESSOR), AND JANUARY 1, 2015 TO OCTOBER 8, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014 (PREDECESSOR)

Report of Independent Registered Public Accounting Firm	67

Consolidated Statements of Operations	68

Consolidated Balance Sheets	70

Consolidated Statements of Cash Flows	71

Consolidated Statements of Changes in Member's Equity	73

Notes to Consolidated Financial Statements	74

Quarterly Results of Operations (Unaudited)	98

Financial Statements Schedule: Valuation and Qualifying Accounts	99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
LSF9 Cypress Holdings, LLC
Tustin, CA

We have audited the accompanying consolidated balance sheets of LSF9 Cypress Holdings, LLC and subsidiaries (the "Company") as of December 31, 2016 (Successor) and 2015 (Successor), and the related consolidated statements of operations, comprehensive loss, changes in member’s equity, and cash flows for the year ended December 31, 2016 (Successor), for the period from October 9, 2015 to December 31, 2015 (Successor), for the period from January 1, 2015 to October 8, 2015 (Predecessor), and for the year ended December 31, 2014 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LSF9 Cypress Holdings, LLC and subsidiaries as of December 31, 2016 (Successor) and 2015 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2016 (Successor), for the period from October 9, 2015 to December 31, 2015 (Successor), for the period from January 1, 2015 to October 8, 2015 (Predecessor), and for the year ended December 31, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, CA

March 27, 2017

LSF9 CYPRESS HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015	Year Ended December 31, 2014
Net sales	$1,392,509	$192,539	$628,066	$508,853
Cost of goods sold (exclusive of depreciation and amortization)	995,704	143,333	452,909	368,064
Gross profit	396,805	49,206	175,157	140,789
Operating expenses:
Selling, general and administrative expenses	328,847	47,660	171,215	120,145
Depreciation and amortization	51,378	7,170	15,615	11,729
Total operating expenses	380,225	54,830	186,830	131,874
Income (loss) from operations	16,580	(5,624)	(11,673)	8,915
Interest expense	(52,511)	(7,044)	(19,090)	(9,980)
Other (expense) income, net	(7,172)	9	14	36
Loss before income taxes	(43,103)	(12,659)	(30,749)	(1,029)
Income tax (benefit) expense	(14,733)	(4,733)	(1,294)	812
Net loss	$(28,370)	$(7,926)	$(29,455)	$(1,841)
Pro forma loss per share data(1):
Basic	$(0.95)	$(0.26)	-	-
Diluted	$(0.95)	$(0.26)	-	-
Weighted average shares outstanding:
Basic	29,974,239	29,974,239	-	-
Diluted	29,974,239	29,974,239	-	-
(1) Please see Note 1 for additional information regarding loss per share.

See accompanying notes to the consolidated financial statements.

LSF9 CYPRESS HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Successor	Successor	Predecessor
	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015	Year Ended December 31, 2014
Net loss	$(28,370)	$(7,926)	$(29,455)	$(1,841)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,464)	—	—	—
Unrealized gain on derivatives, net of taxes of $916	1,461	—	—	—
Total other comprehensive loss	(3)	—	—	—
Total comprehensive loss	$(28,373)	$(7,926)	$(29,455)	$(1,841)

See accompanying notes to the consolidated financial statements.

LSF9 CYPRESS HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$28,552	$10,662
Accounts receivables—net of allowance for doubtful accounts of 2016—$5,685 and 2015—$6,304	261,686	138,621
Other receivables	52,845	24,673
Inventories	157,991	71,876
Prepaid expenses and other current assets	12,516	4,666
Total current assets	513,590	250,498
Property and equipment, net	144,387	66,141
Intangibles assets, net	215,381	154,458
Goodwill	437,935	289,086
Other assets	9,692	3,204
Total assets	$1,320,985	$763,387
Liabilities and member’s equity
Current liabilities:
Asset-based credit facility	$—	$70,000
Accounts payable	119,788	59,193
Accrued payroll and employee benefits	26,956	10,942
Accrued taxes	9,151	5,765
Other current liabilities	49,613	9,501
Current portion of notes payable	—	1,492
Total current liabilities	205,508	156,893
Asset-based credit facility	208,469	—
Long-term portion of notes payable, net	525,487	300,315
Deferred income taxes, net	26,867	15,310
Other liabilities	26,138	118
Total liabilities	992,469	472,636
Commitments and contingencies

Member's equity	364,815	298,677
Accumulated deficit	(36,296)	(7,926)
Other comprehensive loss	(3)	—
Total member's equity	328,516	290,751
Total liabilities and member's equity	$1,320,985	$763,387

See accompanying notes to the consolidated financial statements.

LSF9 CYPRESS HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net loss	$(28,370)	$(7,926)	$(29,455)	$(1,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,487	1,973	7,808	7,586
Amortization of intangible assets	34,891	5,197	7,807	4,143
Amortization and write-off of debt issuance costs and debt discount	5,950	787	3,078	411
Inventory fair value adjustment	6,469	7,453	1,606	—
Loss on extinguishment of debt	5,354	—	—	—
Provision for doubtful accounts	1,608	483	1,511	1,610
Unrealized loss on derivative instruments, net	6,952	—	—	—
Loss (gain) on disposal of property and equipment	1,791	(30)	281	202
Paid-in-kind interest	—	—	250	322
Deferred income taxes	(17,669)	6,521	(1,837)	113
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivables	5,985	11,436	(24,859)	(9,375)
Other receivables	(13,220)	(5,973)	(2,806)	(5,293)
Inventories	(9,727)	89	4,862	(6,267)
Prepaid expenses and other current assets	(3,588)	942	(1,252)	787
Other assets	(800)	10,110	(1,019)	(651)
Accounts payable	(21,622)	(13,088)	21,437	1,304
Accrued payroll and employee benefits	3,931	1,753	9,342	2,486
Accrued taxes	3,392	(1,399)	4,019	1,147
Other liabilities	35,316	(718)	18,403	(673)
Net cash provided by (used in) operating activities	33,130	17,610	19,176	(3,989)
Cash flows from investing activities:
Capital expenditures	(30,473)	(2,760)	(9,776)	(9,205)
Proceeds from the disposal of fixed assets	587	—	—	—
Acquisitions, net of cash acquired	(401,919)	(657,563)	(87,490)	(93,231)
Net cash used in investing activities	(431,805)	(660,323)	(97,266)	(102,436)
Cash flows from financing activities:
Proceeds from asset-based credit facility	456,469	80,000	205,915	75,993
Repayments of asset-based credit facility	(318,000)	(10,000)	(199,299)	(34,892)
Principal borrowings on long-term debt	645,000	307,950	80,000	65,000
Principal payments on long-term debt	(397,369)	—	—	(194)

Debt issuance costs	(34,406)	(8,172)	(1,165)	(904)
Principal repayment of capital lease obligations	(1,175)	—	—	—
Other financing activities	—	—	—	(856)
Capital contributions	66,205	272,904	1,116	326
Capital distributions	(67)	—	—	—
Net cash provided by financing activities	416,657	642,682	86,567	104,473
Effect of exchange rate changes on cash	(92)	—	—	—
Net increase (decrease) in cash	17,890	(31)	8,477	(1,952)
Cash and cash equivalents at beginning of period	10,662	10,693	2,216	4,168
Cash and cash equivalents at end of period	$28,552	$10,662	$10,693	$2,216
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,448	$1	$257	$736
Cash paid during the period for interest	$19,745	$6,695	$15,649	$9,978
Cash paid during the period for early debt prepayment penalty	$1,600	$—	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$1,461	$—	$—	$—
Assets acquired under capital lease	$3,196	$—	$—	$—
Embedded derivative	$6,200	$—	$—	$—
Goodwill adjustment for purchase price allocation	$1,210	$—	$—	$—
Fair value of stock issued in acquisitions	$—	$—	$—	$800
See accompanying notes to the consolidated financial statements.

LSF9 CYPRESS HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(in thousands)

Predecessor	Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member's Equity
Balance at December 31, 2013	$48,060	$(1,433)	$—	$46,627
Capital contributions from parent	1,126	—	—	1,126
Net loss	—	(1,841)	—	(1,841)
Balance at December 31, 2014	49,186	(3,274)	—	45,912
Capital contributions from parent	1,116	—	—	1,116
Net loss		(29,455)		(29,455)
Balance at October 8, 2015	50,302	(32,729)	—	17,573

Successor
Balance at October 9, 2015	—	—	—	—
Capital contributions from parent	298,677	—	—	298,677
Net loss	—	(7,926)	—	(7,926)
Balance at December 31, 2015	298,677	(7,926)	—	290,751
Capital contributions from current parent	66,205	—	—	66,205
Capital distributions	(67)	—	—	(67)
Other comprehensive loss	—	—	(3)	(3)
Net loss	—	$(28,370)	—	(28,370)
Balance at December 31, 2016	$364,815	$(36,296)	$(3)	$328,516
See accompanying notes to the consolidated financial statements.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

1.    Description of Company and Basis of Presentation

Description of Company

LSF9 Cypress Holdings, LLC ("Company" or "LSF9" or "Successor") was formed on August 10, 2015, as a Delaware limited liability company and is a wholly owned direct subsidiary of LSF9 Cypress Parent, LLC ("Parent"), an affiliate of Lone Star Fund IX (U.S.), L.P. ("Lone Star").

LSF9 acquired FBM Intermediate Holdings, LLC and its consolidated subsidiaries ("Holdings" or "Predecessor") on October 9, 2015. LSF9 had no operations prior to the acquisition, and therefore, Holdings is the predecessor to the Company.
The Company, through its subsidiaries, is engaged in the wholesale and retail distribution of wallboard, suspended ceiling systems, metal framing and other products to commercial and residential building contractors and subcontractors. The Company has over 200 branches branch throughout the United States and Canada.
The accompanying consolidated financial statements present the balance sheet as of December 31, 2016 (Successor) and December 31, 2015 (Successor), and the activity of the Successor for the year ended December 31, 2016 and the period from October 9, 2015 to December 31, 2015 (together, the "Successor Periods"), and the activity of the Predecessor for the period from January 1, 2015 to October 8, 2015 and the year ended December 31, 2014 (together, the "Predecessor Periods"). Operations of the Predecessor are presented based on its historical cost basis, which is not comparable to that of the Successor.
Principles of Consolidation
The consolidated financial statements of the Successor and Predecessor include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated. The Company reports two reportable segments, Specialty Building Products and Mechanical Insulation. Resources are allocated and performance is assessed by the Company's CEO, who is the Chief Operating Decision Maker (CODM).
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Reclassification
To conform to the presentation for the year ended December 31, 2016, the Company has reclassified acquisition expenses from its own financial statement line item into Selling, General and Administrative expenses for all prior periods presented in its consolidated statement of operations. For the periods from October 9, 2015 to December 31, 2015, January 1, 2015 to October 8, 2015 and for the year ended December 31, 2014, the Company reclassified $3.5 million, $39.7 million and $4.7 million, respectively.

Reorganization

Subsequent to December 31, 2016, Parent transferred the Company and, indirectly, FBM Finance, Inc. ("FBM Finance"), to Foundation Building Materials, Inc. ("FBM"), thereby transferring the business for which historical financial information is included in these financial statements, to be indirectly held by FBM. Following this internal reorganization (the "Reorganization"), FBM became a wholly owned subsidiary of LSF9 Cypress Parent 2 LLC ("Parent 2").

Initial Public Offering

Following the Reorganization, on February 15, 2017, FBM completed an IPO in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM". After underwriting discounts, commissions and estimated expenses, the net proceeds to FBM from the IPO were approximately $161.3 million. FBM used these net proceeds to repay $161.3 million of borrowings outstanding under the Revolver. The underwriters exercised their option to purchase an

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

additional 1,920,000 shares of common stock from Parent 2 and those shares were purchased on February 24, 2017. The Company did not receive any proceeds from the sale of shares by Parent 2.

Tax Receivable Agreement

In connection with the IPO, FBM entered into a tax receivable agreement with Parent 2 that provides for the payment by FBM to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that FBM realizes (or in some circumstances are deemed to realize) as a result of the utilization of FBM and FBM's subsidiaries' (i) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis FBM has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. Based on the Company's preliminary estimates, the initial liability is estimated to be between $190 and $220 million. The agreement will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early.

Pro Forma Loss Per Share

The pro forma loss per share data for the year ended December 31, 2016 is based on the Company's historical combined statement of operations after giving effect to the following as if they occurred at the beginning of the period: (1) a reorganization consolidating all entities under FBM; and (2) a 29,974.239 to 1 stock split with respect to the common stock of FBM that occurred subsequent to December 31, 2016. There were no pro forma adjustments made to, or reflected in, the consolidated financial statements of the Company. The pro forma loss per share is for informational purposes only.

Basic loss per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. There were no equity securities outstanding that were convertible into common stock, therefore the basic and diluted share count are the same. In addition, due to the net loss, the basic weighted average shares outstanding was used to compute loss per share.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015
Weighted average shares used in basic computations	29,974,239	29,974,239
Dilutive effect of exercise of equity grants outstanding	—	—
Weighted average shares used in diluted computations	29,974,239	29,974,239

2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Significant estimates made by management include, but are not limited to, the allowance for doubtful accounts, the allowance for excess and obsolete inventory, derivatives, useful lives of property and equipment, deferred tax assets and liabilities, and self-insurance liabilities. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents includes deposits in financial institutions. The Company has its cash deposits held at major banks that at times may exceed federally insured limits. Cash and cash equivalents are defined as highly liquid investments with maturities of three months or less when purchased.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

Concentration of Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are primarily from customers in the building industry located in the United States. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. At December 31, 2016 and 2015, the Company had no significant concentrations of credit risk.
Accounts Receivable
The Company sells to customers using credit terms customary in the building industry. Accounts receivables are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its receivables and significant individual account credit risk.
Other Receivables
Other receivables consist primarily of vendor rebates receivables. The Company receives rebates from certain vendors based on the volume of inventory purchases. Throughout the year, the amount of rebates receivable for the periodic programs are estimated based upon the expected level of purchases. Vendor rebates are accrued at the time the inventory is received. The Company accounts for these rebates as a reduction of inventory until the period in which the product is sold, at which time the reduced costs are included in cost of goods sold. The Company continually revises these estimates to reflect actual rebates earned.

Inventories
Inventories, consisting substantially of finished goods, are valued at the net realizable value. Cost is determined using the moving weighted-average cost method. The Company routinely evaluates inventory for excess or obsolescence and considers factors such as historical usage rates and demand.
Property and Equipment
Property and equipment acquired outside of business combinations are stated at cost less accumulated depreciation during both the Successor and Predecessor periods. Major additions and improvements are capitalized and depreciated; maintenance and repairs are charged to expense when incurred. Assets held for sale are not depreciated. Upon disposition, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in selling, general, and administrative expense. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	5 to 39 years
Vehicles and equipment	5 to 10 years
Software and computers	3 to 5 years
Furniture and fixtures	7 years
Machinery and Equipment	3 to 10 years
Leasehold improvements	Lesser of useful life or lease term
Impairment of Long-Lived Assets
The Company reviews property and equipment for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded under the discounted cash flow method. As of December 31, 2016 and 2015, there were no impairments.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

The Company assesses impairment of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Goodwill and Intangible Assets
Intangible assets consisted of tradenames, customer relationships, non-compete agreements and favorable and unfavorable leases, and are amortized using the straight-line method, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Intangible assets with definite lives are amortized over their respective estimated useful lives.

The following table summarizes the life of the intangible assets acquired:

Trade names	1 to 5 years
Customer relationships	5 to 6 years
Other intangible assets	1 to 13 years
The Company reviews intangible assets with finite lives for impairment when events or circumstances indicate these assets may not be recoverable. In performing the review for recoverability, future cash flows expected to result from the use of the asset are estimated. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the amount by which the carrying amount exceeds the estimated fair value.
Goodwill represents the excess of purchase price over the fair value of assets acquired and liabilities assumed in a business combination.
The Company performs an annual impairment test or more frequently if impairment indicators arise. Such review entails comparing the carrying value to the fair value. Impairment is determined utilizing a two-step process. This process involves comparing the fair value to the carrying value of the reporting unit. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The Company determines the fair value of its reporting units using combinations of both the income and market valuation approaches. No impairment was recorded during the Successor Period or Predecessor Periods.
Derivatives and Hedge Accounting
The Company has entered into derivative instruments to manage its exposure to certain financial risks. Certain derivative instruments are designated for hedge accounting under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-20, Derivatives—Hedging. Instruments that meet hedge criteria are formally designated as hedges at the inception of the instrument. The Company measures hedge effectiveness on a quarterly basis. The Company’s derivative instruments include a net investment hedge and embedded derivatives.
In August 2016, the Company entered into foreign exchange forward contracts. The foreign exchange forward contracts were designated as a net investment hedge in accordance with ASC 815-20. The effective portion of the gains and losses on net investment hedge transactions are reported as a component of accumulated other comprehensive income (loss). To the extent the net investment hedge is ineffective, changes in value are recorded in other income (expense) in the consolidated statement of operations through the maturity date. Derivative financial instruments are recorded in the financial statements at fair value.
The Company, together with FBM Finance, its wholly owned subsidiary, issued Senior Secured Notes on August 9, 2016 due 2021 (the "Notes") (see Note 7). The Notes have a prepayment option feature, and this feature meets the definition of an embedded derivative and was bifurcated from the debt host and accounted for separately. The embedded derivative is recorded at fair value at each reporting period with the change in fair value at each reporting date recorded in other income (expense) in the statement of operations.
The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For designated net investment hedges, the cash settlement is classified within the "Net cash used in investing activities" component of the consolidated statements of cash flows. For undesignated hedges, the cash settlement is primarily classified within the "Net cash provided by operating activities" component of the consolidated statements of cash flows. For the year ended December 31, 2016 (Successor), the periods from October 9, 2015 to December 31, 2015

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

(Successor) and January 1, 2015 to October 8, 2015 (Predecessor) and the year ended December 31, 2014 (Predecessor), there were no cash flow settlements from any derivatives.
The Company’s derivative assets and liabilities are measured at fair value. Fair value related to the cash flows occurring within one year are classified as current and the fair value related to the cash flows occurring beyond one year are classified as non-current in the consolidated balance sheets. For those instruments designated as hedges, the Company recognizes the changes in fair value in other comprehensive income ("OCI"), and recognizes any ineffectiveness immediately in earnings.
Valuation of derivative assets and liabilities reflect the value of the instrument including counterparty credit risk. These values also take into account the Company’s own credit standing.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rate prevailing at the balance sheet date, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a component of other comprehensive income (loss).
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions that have been designated as hedges of identifiable foreign currency commitments, are included in the results of operations as incurred.
Capital Leases
Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. The corresponding liability is included in the balance sheet as other liabilities current and non-current. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of their estimated useful lives or the initial term of the related lease.

Revenue Recognition
The Company recognizes revenue at the point of sale or upon delivery to the customer’s site when the following four basic criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.
Revenue is recognized when sales transactions occur and title is passed, the related product is delivered, and includes any applicable shipping and handling costs invoiced to the customer. The expense related to such costs is included in "Selling, general and administrative" expenses in the accompanying Consolidated Statements of Operations. All revenues recognized are net of sales taxes collected. Sales taxes collected are subsequently remitted to the appropriate government authorities.
Cost of Goods Sold
Cost of goods sold includes the cost of merchandise, inbound freight, inventory provisions, vendor discounts and vendor rebates.
Operating Expenses
Operating expenses include selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses include expenses related to the delivery and warehousing of the Company's products, as well as employee compensation and benefits expenses for employees in the Company's branches and yard support center, other administrative expenses, such as legal, accounting, and information technology costs and acquisition expenses which include legal, valuation, accounting and advisory costs.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

Depreciation and amortization expenses include depreciation expense on the Company's property and equipment as well as amortization expense on the Company's finite-lived intangible assets.
Advertising
Advertising related costs are expensed as incurred. Advertising expense was $1.7 million for the year ended December 31, 2016 (Successor), $0.4 million for the period from October 9, 2015 to December 31, 2015 (Successor), $0.7 million for the period from January 1, 2015 to October 8, 2015 (Predecessor), and $0.5 million for the year ended December 31, 2014 (Predecessor).
Income Taxes
The Predecessor as a limited liability company, under the provisions of the Internal Revenue Code and applicable state laws is generally not subject to taxation of income. However, included in the Predecessor consolidated financial statements is Home Acres Holdings, LLC, a wholly-owned subsidiary of the Company, which made an entity classification election to be taxed as a C-corporation. The Successor has made an entity classification election to be taxed as a C-Corporation and under the provisions of the Internal Revenue Code and applicable state laws is subject to taxation of income. However, in the Successor consolidated financial statements Home Acres Holdings, LLC made an entity classification election as of October 9, 2015 to be disregarded as a separate entity and under the provisions of the Internal Revenue Code and applicable state laws is generally not subject to taxation.
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes. Under ASC 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.
ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, the Company analyzes its filing positions, as well as all open tax years in relevant jurisdictions. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits. The Company had no material uncertain tax positions at December 31, 2016 (Successor) and 2015 (Successor).
The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued or expensed for interest and penalties as of December 31, 2016 (Successor) and December 31, 2015 (Successor), and for the year ended December 31, 2016 (Successor) or for the periods from October 9, 2015 to December 31, 2015 (Successor) and January 1, 2015 to October 8, 2015 (Predecessor) and the year ended December 31, 2014 (Predecessor).
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Authoritative guidance for fair value measurements establishes a hierarchy that prioritizes the inputs to valuation models based upon the degree to which they are observable. The three levels of the fair value measurement hierarchy are as follows:
Level 1:    Inputs represent quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2:    Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life.
Level 3:    Inputs are unobservable and therefore reflect management’s best estimate of the assumptions that market participants would use in pricing the asset or liability.

The Company estimates the fair value of its assets and liabilities, which qualify as financial instruments, and includes this additional information in the notes to the consolidated financial statements when the fair value is different from the carrying value of these instruments.

Recently Adopted Accounting Standards

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes. Companies are required to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Companies can adopt the guidance either prospectively or retrospectively. The Company early adopted ASU 2015-17 and applied the new guidance for all periods presented. The adoption of this guidance did not have a material impact on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. The adoption of this guidance on December 31, 2016, did not have a material impact on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which applies to inventory valued at first-in, first-out (FIFO) or average cost. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2017 and the adoption thereof did not have a material impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016 and the adoption thereof did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Additional ASUs have been issued to amend or clarify the ASU as follows:

•
ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.

•
ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition (TRG).

•
ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

The guidance in these ASUs is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3.    Acquisitions
The Company accounts for its acquisitions under the acquisition method, and accordingly the results of operations of the acquired entities were included in the Company’s consolidated financial statements from the acquisition dates. The purchase prices were allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of December 31, 2016 and 2015. The fair value of acquired intangible assets primarily related to tradenames and customer relationships was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, royalty rates, attrition rates and discount rates.
2016 Acquisitions
Ken Builders Supply Inc. (Successor)
On May 31, 2016, the Company acquired certain assets and the operations of Ken Builders Supply Inc. ("Ken API") for $37.0 million. Ken API was a supplier of building materials to commercial and residential developers throughout Ohio, Kentucky, West Virginia, and central Indiana. The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill. The Company estimated the fair value of the assets acquired and liabilities assumed as part of the business combination, including working capital, property and equipment, and customer relationships. The purchase price allocation for the acquisition is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date.
Kent Gypsum Supply Inc. (Successor)
On May 31, 2016, the Company acquired 100% of the capital stock of Kent Gypsum Supply Inc. ("Kent") for $19.6 million. Kent is a supplier of building materials to commercial and residential developers throughout western Washington. The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill. The Company estimated the fair value of the assets acquired and liabilities assumed as part of the business combination, including working capital, property and equipment, and customer relationships. The purchase price allocation for the acquisition is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date.
Mid America Drywall Supply, Inc. (Successor)
On April 29, 2016, the Company acquired certain assets and the operations of Mid America Drywall Supply, Inc. ("Mid America") for $1.5 million in cash (including certain adjustments). Mid America was located in Wichita, Kansas and was

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

consolidated into the Company's local branch. Mid America was a distributor of interior products such as wallboard, and other related products. The purchase price allocation for the acquisition is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date.
Winroc-SPI Corporation, Superior Plus Construction Products Corp., 1974303 Alberta Ltd., and The Winroc Corporation (Midwest) (Successor)
On August 9, 2016, the Company acquired 100% of the capital stock of Winroc-SPI Corporation, Superior Plus Construction Products Corp., 1974303 Alberta Ltd., and The Winroc Corporation (Midwest) (collectively referred to as "Winroc-SPI") for cash consideration of $314.1 million, subject to customary working capital adjustments. Winroc-SPI was a supplier of building materials to commercial and residential developers throughout the United States and Canada. The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed are recorded at fair value with the remaining purchase price recorded as goodwill. The goodwill recognized was primarily attributable to synergies expected to arise after the acquisition, including expecting operating efficiencies and expansion opportunities. The purchase price allocation for the acquisition is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date.
The Company funded the acquisition with the issuance of the senior secured notes due 2021 ("Notes") and a new revolving credit facility entered on August 9, 2016 (as further discussed in Note 7), a cash payment of $13.0 million and an equity contribution from Lone Star of $65.0 million.

United Drywall Supply, Inc. (Successor)
On November 30, 2016, the Company acquired the assets of United Drywall Supply, Inc. ("United Drywall Supply") for $30.0 million subject to normal working capital adjustments. United Drywall Supply was a supplier of building materials to commercial and residential developers in the Atlanta, Georgia metropolitan area. The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed are recorded at fair value with the remaining purchase price recorded as goodwill.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of the acquisitions summarized above (the "2016 acquisitions") based on the purchase price during the year ended December 31, 2016 (in thousands):

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

	Ken API	Kent	Mid America	Winroc-SPI	United Drywall Supply
Assets acquired:
Cash	$—	$308	$—	$—	$—
Accounts receivable	9,303	2,820	478	112,145	6,536
Other receivables	1,160	—	—	13,361	663
Inventories	5,924	1,690	99	73,305	2,180
Prepaids and other current assets	312	80	—	3,888	6
Property and equipment	7,770	2,609	158	51,909	1,448
Goodwill	12,107	9,989	611	115,333	12,543
Intangible assets	6,800	7,500	341	71,589	9,800
Other assets	—	168	—	—	—
Deferred tax asset	—	—	—	—	—
Total assets acquired	43,376	25,164	1,687	441,530	33,176
Liabilities assumed:
Accounts payable	(3,890)	(1,190)	(184)	(74,478)	(2,921)
Accrued expenses and other current liabilities	(1,524)	(864)	—	(14,515)	(238)
Deferred income taxes	—	(3,512)	—	(26,033)	—
Long-term liabilities	(982)	—	—	(12,375)	—
Total liabilities assumed	(6,396)	(5,566)	(184)	(127,401)	(3,159)
Total net assets acquired	$36,980	$19,598	$1,503	$314,129	$30,017

 The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill and intangible assets recognized from the acquisitions are expected to be deductible for tax purposes with the exception of Kent. The Ken API, Mid America and United Drywall Supply acquisitions were treated as an asset purchase for tax purposes and Kent and Winroc-SPI will be treated as a stock acquisition for tax purposes. Generally, the most significant intangible asset acquired is customer relationships.

The 2016 acquisitions contributed revenue of $340.5 million and income from operations of $0.8 million.
2015 Acquisitions
Oxnard Building Materials, Inc, Great Western Building Materials, Inc. and ProWall Building Products, Inc. (Predecessor)
On March 13, 2015, Holdings acquired 100% of the shares of Oxnard Building Materials, Inc, Great Western Building Materials, Inc. and ProWall Building Products, Inc. (collectively, "GWBM") for $87.5 million in cash. With operations in California and Arizona, GWBM was a supplier of building materials to commercial and residential contractors in Arizona and California. GWBM fabricated building products through its ProWall operations. GWBM operated as a building products distributor offering wallboard, metal framing, and other products.
Foundation Building Materials, LLC (Successor)
On October 9, 2015, the Company acquired Holdings from CI Capital Partners for an aggregate consideration of $560.0 million (the "Lone Star Acquisition"). This transaction was financed by third-party loans and equity contributions by Lone Star. The Lone Star Acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill. The Company estimated the fair value of the assets acquired and liabilities assumed as part of the

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

business combination, including working capital, property and equipment, and intangible assets. Intangible assets acquired in the Lone Star Acquisition include $15.7 million attributable to the Foundations Building Materials tradename and $113.5 million for customer relationships. The tradename was determined to have an estimated useful life of 5 years. The customer relationships are being amortized over 5.8 years.
The fair value of the tradename was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method calculates the approximate royalty saved that is attributable to the sale of products and services using the tradename. The forecasted revenue expected to be generated under the tradename were based on the projected revenue of the Successor. The fair value of the customer relationships was determined using the excess earnings method under the income approach.
The Company recognized at fair value both favorable lease assets and unfavorable lease liabilities, representing the difference between the market rates in effect for acquired leases compared to the various lease payments on individual operating leases. These assets and liabilities are amortized to rent expense on a straight-line basis over each respective operating lease term. The weighted average amortization period for the favorable lease assets is 8.6 years, and for the unfavorable lease liabilities is 5.0 years.
Commercial Building Materials, LLC (Successor)
On December 30, 2015, the Company acquired certain assets and the operations of Commercial Building Materials, LLC ("CBM") for $5.1 million in cash (including certain adjustments). Based in Ypsilanti, Michigan, CBM was a supplier of building materials to commercial and residential contractors throughout southeast Michigan, specifically the Detroit metropolitan area and Northeast Ohio, specializing in interior products such as wallboard, suspended ceiling systems, metal framing, and other products.
Gypsum Supply Co. (Successor)
On December 30, 2015, the Company acquired certain assets and the operations of Gypsum Supply Co. ("GSCIL") for $103.2 million in cash (including certain adjustments). Based in Rockford, Illinois, GSCIL was a supplier of building materials to commercial and residential contractors throughout the Midwest supplying wallboard, suspended ceiling systems, metal framing, and other products.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

 The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of the acquisitions summarized above (the "2015 acquisitions") (in thousands).

	GWBM	CBM	GSCIL	FBM
Assets acquired:
Cash	$10	$—	$15	$10,693
Accounts receivables	29,843	1,415	18,593	149,230
Inventories	13,544	1,000	11,036	67,381
Prepaid expenses and other current assets	245	—	1,020	6,526
Property and equipment	5,200	998	20,948	44,235
Goodwill	32,854	931	31,870	256,020
Intangible assets	34,180	1,380	26,320	129,200
Leases under market rent	—	—	—	2,755
Other assets	—	—	23	2,231
Total assets acquired	115,876	5,724	109,825	668,271

Liabilities assumed:
Accounts payable	(8,889)	(610)	(5,438)	(66,232)
Accrued expenses and other current liabilities	(19,487)	(14)	(1,216)	(42,039)
Total liabilities assumed	(28,376)	(624)	(6,654)	(108,271)
Total net assets acquired	$87,500	$5,100	$103,171	$560,000
 Supplemental Unaudited Pro Forma Information
In accordance with ASC 805, the following information for the years ended December 31, 2016 and 2015 presents the results of operations of the Company as if the 2016 acquisitions occurred as of January 1, 2015. The disclosure also reflects the 2015 acquisitions as if they occurred as of January 1, 2014. The supplemental pro forma information has been adjusted to include:

•	the pro forma impact of additional amortization and depreciation related to the fair value of acquired tangible and intangible assets,

•	the pro forma impact of acquisition costs which consisted of legal, advisory, and due diligence fees and expenses,

•
the pro forma impact to conform accounting for leases in the Winroc-SPI historical financial statements presented under International Financial Reporting Standards ("IFRS") to GAAP, inclusive of adjustments for rent expense and interest expense,

•	the pro forma impact of interest expense related to additional borrowings incurred as part of the acquisition and

•	the pro forma tax effect of the pro forma adjustments, calculated using a tax rate of 35%.
The pro forma results are presented for illustrative purposes only and are not necessarily indicative of, or intended to represent, the results that would have been achieved had the various acquisitions been completed on the dates indicated. For example, the pro forma results do not reflect any operating efficiencies and associated cost savings that the Company might have achieved with respect to the acquisitions (in thousands, except per share data).

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net sales	$1,925,059	$1,831,334
Net loss	$(12,843)	$(34,594)
Net loss per share(1):
Basic	$(0.43)	$(1.15)
Diluted	$(0.43)	$(1.15)
(1) The pro forma loss per share data for the year ended December 31, 2016 and 2015 is based on our historical combined statement of operations after giving effect to the following as if they occurred at the beginning of the period: (1) a reorganization consolidating all entities under a new parent entity (Foundation Building Materials, Inc.); and (2) a 29,974.239 to 1 stock split with respect to the common stock of Foundation Building Materials, Inc. that occurred subsequent to December 31, 2016.

4.    Goodwill and Intangible Assets
Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of December 31, 2016 (Successor) and December 31, 2015 (Successor) (in thousands):

	Successor
	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$15,980	$(4,097)	$11,883	$15,980	$(724)	$15,256
Customer relationships	235,690	(35,550)	200,140	140,920	(4,378)	136,542
Other intangible assets	3,852	(494)	3,358	2,755	(95)	2,660
	$255,522	$(40,141)	$215,381	$159,655	$(5,197)	$154,458

The weighted average amortization period of these intangible assets in the aggregate is 5.0 years. Total amortization expense of intangible assets above was $34.9 million for the year ended December 31, 2016 (Successor), $5.2 million for the period from October 9, 2015 to December 31, 2015 (Successor), $7.8 million for the period from January 1, 2015 to October 8, 2015 (Predecessor), and $4.1 million for the year ended December 31, 2014 (Predecessor), respectively.
Future amortization for the next five fiscal years and thereafter is as follows (in thousands):

Years Ending December 31,
2017	$44,312
2018	44,408
2019	44,412
2020	43,408
2021	25,912
Thereafter	12,929
$215,381

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

Goodwill at December 31, 2016 (Successor) and December 31, 2015 (Successor), consisted of the following (in thousands):

Carrying Value
Balance at October 9, 2015 (Successor)	$—
Goodwill acquired	289,086
Balance at December 31, 2015 (Successor)	$289,086
Goodwill acquired	150,583
Purchase price allocation from prior periods	(1,210)
Impact of foreign exchange rates	(524)
Balance at December 31, 2016 (Successor)	$437,935

5.    Income Taxes

The following table shows the benefit for income taxes (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015
Current:
Federal	$(121)	$—	$4
State	80	106	539
Foreign	2,621	—	—
	2,580	106	543

Deferred:
Federal	(12,376)	(3,824)	(1,585)
State	(2,608)	(1,015)	(252)
Foreign	(2,329)
	(17,313)	(4,839)	(1,837)
Income tax benefit	$(14,733)	$(4,733)	$(1,294)

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

The differences between income taxes expected at the U.S. federal statutory rate of 35 percent and the reported income tax benefit are summarized as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015
Tax computed at federal statutory rate	$(15,086)	$(4,430)	$(10,762)
State income tax, net of federal benefit	(1,410)	(669)	(164)
Permanent items	623	96	75
Transaction costs	1,466	116	—
Payable return-to-provision	—	69	543
Non-taxable partnership income	—	—	8,989
Foreign rate differential	(77)	—	—
Rate change	(126)	—	28
Other	(123)	85	(3)
Income tax benefit	$(14,733)	$(4,733)	$(1,294)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows significant components of the Company’s deferred tax assets and liabilities (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2016	October 9, 2015 to December 31, 2015	January 1, 2015 to October 8, 2015
Deferred tax liabilities:
Intangible assets and goodwill	$(48,622)	$(14,457)	$(12,364)
Property, plant and equipment	(19,108)	(7,914)	(1,614)
Investment in subsidiary partnership	—	—	(1,199)
Deferred tax assets:
Inventories and related reserves	5,372	2,255	755
Accrued compensation	2,532	651	—
Allowance for doubtful accounts	3,054	1,901	215
Net operating loss carryforwards	19,963	2,129	378
Other, net	9,942	125	204
Total deferred tax liabilities, net:	$(26,867)	$(15,310)	$(13,625)

The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. No valuation allowance was provided on the deferred tax assets.

At December 31, 2016, the Company had net operating loss carryforwards for federal and state tax purposes of $49.4 million and $57.3 million, respectively. These carryforwards begin to expire in 2019. At December 31, 2016, the Company had federal tax credit carryforwards of $0.2 million, these carryforwards do not expire.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company had no material uncertain tax positions for which for which a benefit was recognized during the year ended December 31, 2016 (Successor), the period from October 9, 2015 to December 31, 2015 (Successor) and the period from January 1, 2015 to October 8, 2015 (Predecessor). The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax benefit line in the accompanying consolidated statements of operations. There was no accrued interest and penalties associated with uncertain tax positions at December 31, 2016 and 2015.

The Company does not anticipate a significant change in its uncertain tax benefits over the next 12 months.

The Company is subject to taxation in the U.S. and various state jurisdictions and Canada. With a few exceptions, as of December 31, 2016, the Company is no longer subject to federal or state examinations by tax authorities for years before 2012 and 2011, respectively.

6.    Property and Equipment
Property and equipment as of December 31, 2016 (Successor) and December 31, 2015 (Successor), consist of the following (in thousands):

	Successor
	December 31, 2016	December 31, 2015
Vehicles and equipment	$84,573	$36,672
Buildings and leasehold improvements	20,569	13,918
Machinery and equipment	19,118	12,533
Software and computers	21,821	—
Land	14,448	2,590
Construction in progress	194	1,774
Furniture and fixtures	1,536	636
	162,259	68,123
Less: accumulated depreciation	(17,872)	(1,982)
	$144,387	$66,141

Depreciation expense for property and equipment was $16.5 million for the year ended December 31, 2016 (Successor), $2.0 million for the period from October 9, 2015 to December 31, 2015 (Successor), $7.8 million for the period from January 1, 2015 to October 8, 2015 (Predecessor), and $7.6 million for the year ended December 31, 2014 (Predecessor).

7.    Asset-Based Credit Facility and Senior Notes Payable
Notes payable consisted of the following at December 31, 2016 (Successor) and December 31, 2015 (Successor) (in thousands):

	Successor
	December 31, 2016	December 31, 2015
Senior secured notes	$575,000	$—
Revolver asset-based credit facility	208,469	—
Senior lien term loan	—	245,000
Junior lien term loan	—	80,000
Unamortized debt issuance costs and debt discount	(53,695)	(23,193)
Less: current portion of notes payable, net	—	(1,492)
	$729,774	$300,315

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

December 31, 2016
Senior Secured Notes Due 2021
On August 9, 2016, the Company, together with FBM Finance, its wholly owned subsidiary which was created for the purpose of issuing the Notes (together, the "Issuers"), issued $575 million in aggregate principal amount of 8.25% senior secured notes due 2021 at an issue price of 100% of the principal amount of the Notes in a private placement.
The Notes are senior secured obligations that have priority over certain collateral of the Issuers and the guarantors of the Notes and are effectively subordinated to the obligations under the Revolver (defined below) in respect of certain other collateral of the Issuers and the guarantors of the Notes. The Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by Parent and each of Parent’s domestic wholly owned restricted subsidiaries (other than certain excluded subsidiaries) (the "guarantors").
The Notes will mature on August 15, 2021 and bear interest at an annual rate of 8.25%. Interest on the Notes is payable semi-annually in arrears in February and August of each year, commencing February 2017. The Notes are governed by an indenture, dated August 9, 2016, among the Issuers, the guarantors and Wilmington Trust, National Association, as trustee (the "Indenture").
The Issuers may, at their option, redeem all or a portion of the Notes at any time on or after August 15, 2018 at the applicable redemption prices specified in the Indenture, plus any accrued and unpaid interest to, but excluding, the applicable redemption date. The Issuers are also entitled to redeem up to 40% of the aggregate principal amount of the Notes before August 15, 2018, at a redemption price equal to 108.25% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, before August 15, 2018, the Issuers may redeem all or a portion of the Notes, at a redemption price equal to 100% of the principal amount thereof, plus a "make-whole" premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Upon certain kinds of changes of control, holders of the Notes have the right to require the Issuers to repurchase all or any portion of such holder’s Notes at 101% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.
ABL Credit Agreement
On August 9, 2016, the Company entered into a new revolving credit facility (the "Revolver") with Goldman Sachs Bank USA as administrative agent, which matures on February 9, 2021. The Revolver bears interest, at the Company’s option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. Based on the historical excess availability under the Revolver, the margin can range from 1.25% to 1.75% per annum in the case of Eurodollar rate loans and 0.25% to 0.75% per annum in the case of alternate base rate loans. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory in both the United States and Canada, as defined in the Revolver, subject to certain reserves, with a $75 million sub-limit on the Canadian borrowing base. As of the closing of the Revolver, the available borrowing capacity was $250 million. A variable commitment fee, ranging from 0.25% to 0.375% and currently 0.25% per annum, is charged on the unused amount of the Revolver based on quarterly average loan utilization. Letters of credit under the Revolver are assessed at a rate equal to the applicable Eurodollar margin currently 1.50% as well as a fronting fee at a rate of 0.125% per annum.

These fees are payable quarterly in arrears at the end of March, June, September, and December. In addition, an administrative agent fee of $75,000 for the Revolver is due and payable each year in quarterly installments on the last day of each quarter. The Revolver is a senior secured obligation of the Company, with priority over certain collateral of the Company and its subsidiaries. There are no prepayment premiums associated with the Revolver.

In connection with the entry into the Revolver and issuance of the Notes, the Company paid off and terminated the existing Senior Lien Term Loan Credit Agreement ("SLCA"), Junior Lien Term Credit Agreement ("JLCA") and 2015 ABL Credit Agreement ("2015 ABL") that were entered into on October 9, 2015 (collectively, the "2015 Credit Facilities"). The Company accounted for the refinancing of the 2015 Credit Facilities as a debt modification with respect to amounts that remained in the syndicate and a debt extinguishment with respect to amounts that exited the syndicate. This resulted in a loss on extinguishment of debt of $7.0 million which has been reflected as a component of interest expense within the statement of operations.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

On September 23, 2016, the Company entered into an Incremental Facility Amendment which extended borrowing commitments under the Revolver by an additional $50 million, resulting in total borrowing capacity of $300 million. As of December 31, 2016, the Company has $208.5 million outstanding under the Revolver.

Debt Issuance Costs

During the year ended December 31, 2016 (Successor), the Company incurred $34.4 million of debt issuance costs. Unamortized debt issuance costs as of December 31, 2016 were $53.7 million, of which $49.5 million was included in long-term portion of notes payable, net in the accompanying consolidated balance sheet and $4.2 million for the Revolver was included in other long-term assets in the accompanying consolidated balance sheet.

As of December 31, 2016, the Company was in compliance with all debt covenants.

December 31, 2015
2015 Credit Facilities
On October 9, 2015, the Company entered into a secured credit facility with a syndicate of lenders that consisted of the 2015 Credit Facilities with commitments of $245 million for the SLCA and $80 million as part of the JLCA ("Term Loans") and under the 2015 ABL, a $5 million letter of credit and a revolving credit facility of $50 million. On December 30, 2015, the Company entered into the Incremental Facility Amendment to the 2015 ABL ("2015 ABL Amendment") extending the 2015 ABL to $100 million. The 2015 Credit Facilities were used for working capital and general corporate purposes as well as to finance acquisition related business activities.
Senior Lien Term Loan Credit Agreement
As of December 31, 2015, the Company had $245.0 million outstanding under the SLCA, which would have matured on October 9, 2022. The SLCA bore interest, at the Company’s option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. The margin was 6.25% per annum in the case of Eurodollar rate loans and 5.25% per annum in the case of alternate base rate loans. Beginning March 31, 2016, the SLCA had mandatory principal repayments of $0.6 million which were payable in March, June, September, and December of each year. The weighted average interest rate of the term loan was 7.25% during the year ended December 31, 2015. An administrative agent fee of $0.2 million for the SLCA was due and payable each year in quarterly installments on the last day of each quarter. With the exception of a 1% premium for prepayment in the first twelve months from closing, there were no prepayment penalties associated with the SLCA.
Junior Lien Term Loan Credit Agreement
As of December 31, 2015, the Company had $80.0 million outstanding under the JLCA, which would have matured on October 9, 2023. The JLCA bore interest, at the Company’s option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. The margin was 10.50% per annum in the case of Eurodollar rate loans and 9.50% per annum in the case of alternate base rate loans. The weighted average interest rate of the term loan was 11.5% during the year ended December 31, 2015. An administrative agent fee of $0.1 million for the JLCA was due and payable each year in quarterly installments on the last day of each quarter. With the exception of a 2% premium for prepayment in the first year from closing and a 1% premium for prepayment in the second year, there were no additional prepayment penalties associated with the JLCA. The JLCA was payable in full on October 9, 2023.
ABL Credit Agreement
As of December 31, 2015, the Company had $70.0 million outstanding under the 2015 ABL, which would have matured on October 9, 2020. The 2015 ABL bore interest, at the Company’s option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. Based on the historical excess availability under the 2015 ABL, the margin ranged from 1.25% to 1.75% per annum in the case of Eurodollar rate loans and 0.25% to 0.75% per annum in the case of alternate base rate loans. The available borrowing capacity, or borrowing base, was derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2015, the available borrowing capacity was $100.0 million. The weighted average interest rate of the 2015 ABL was 1.45% during the year ended December 31, 2015. A variable commitment fee, ranging from 0.25% to 0.375% and currently .25% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2015 ABL were assessed at a rate equal to the applicable Eurodollar margin, currently 1.25%, as well as a fronting fee at a rate of 0.125% per annum. These fees were payable quarterly in arrears at the end of March, June, September, and December. In

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

addition, an administrative agent fee of $0.1 million for the 2015 ABL was due and payable each year in quarterly installments on the last day of each quarter. There were no prepayment premiums associated with the 2015 ABL.
All obligations under the 2015 Credit Facilities were guaranteed jointly and severally by the Company and its subsidiaries. All obligations and the guarantees of those obligations were secured by substantially all of the assets of the Company and the guarantors.

The 2015 Credit Facilities contained restrictive covenants which, among other things, limited the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of the Company’s business, and engage in certain transactions with affiliates, respectively. In addition, the 2015 Credit Facilities also contained a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 in the event that the Company did not meet a minimum measure of availability.

Debt Issuance Costs
During the period from October 9, 2015 to December 31, 2015 (Successor), the Company modified its debt agreements for additional borrowing, resulting in capitalized debt issuance costs of $8.2 million. The costs incurred in connection with the origination of the Company’s term loans totaled $6.9 million. Unamortized debt issuance costs as of December 31, 2015 were $6.7 million, of which $1.0 million was included in current portion of notes payable, net and $5.7 million was included in long-term portion of notes payable, net in the accompanying consolidated balance sheet. The fees incurred in connection with the origination of the Company’s asset-based credit facility totaled $1.3 million. Unamortized debt issuance costs as of December 31, 2015 were $1.2 million, of which $0.3 million was included in prepaid and other current assets and $0.9 million, was included in other long-term assets in the accompanying consolidated balance sheet.
Aggregate Contractual Maturities
The Company's Notes and Revolver both mature in 2021.

8.    Derivatives and Hedging Activities
The Company uses derivatives to manage selected foreign exchange exposures for its investments in foreign subsidiaries. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.
Net Investment Hedge
As of December 31, 2016 (Successor), the amount of notional foreign exchange contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
The net investment hedge is measured at fair value within the consolidated balance sheet either as an asset or a liability. As of December 31, 2016 (Successor), the fair value of the derivative instrument was $2.4 million and was recorded in non-current other assets.
For the year ended December 31, 2016 (Successor), the Company recognized a gain of $1.5 million, net of tax, recorded in comprehensive loss. The Company also recorded the ineffective portion of the gain relating to the net investment hedge for the year ended December 31, 2016 (Successor) totaling $98,000 in other income. The Company did not have derivative instruments during the periods from January 1, 2015 to October 8, 2015 (Predecessor) and October 9, 2015 to December 31, 2015 (Successor).
Embedded Derivative
The Company has the option to prepay the Notes at any time prior to August 15, 2018 at a price equal to 100% of the principal amount, plus the applicable premium and any accrued and unpaid interest and redemption on and after August 15 of the subsequent years are subject to the applicable premium, in each case as set forth in the Indenture.
Prior to August 15, 2018, in the event of equity offerings, the Company has the option to prepay 40% of the Notes using the proceeds from such offering within 180 days from closing of the offering. However, 50% of the principal needs to remain outstanding. The redemption price is determined at 108.25% plus accrued and unpaid interest.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

The optional prepayment subsequent to an equity offering constitutes an embedded derivative and is bifurcated from the debt host and accounted for separately. The embedded derivative is recorded at fair value at inception and on an ongoing basis, with any changes in fair value from inception recorded in earnings. As of December 31, 2016, the fair value of the embedded derivative was $13.2 million and was included in the balance sheet as non-current other liabilities. The change in fair value in the amount of $7.1 million for the year ended December 31, 2016 was included in statements of operations as other income (expense).

9.    Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments and unrealized gains on certain derivative instruments.
The components of accumulated other comprehensive loss for the year ended December 31, 2016 were as follows (in thousands):

	Cumulative unrealized foreign currency translation losses	Unrealized gain on derivative, net of tax	Total
Balance at December 31, 2015	$—	$—	$—
Other comprehensive (loss) income	(1,464)	1,461	(3)
Balance at December 31, 2016	$(1,464)	$1,461	$(3)

10.    Related Parties
The Company previously paid management fees and certain expenses to an affiliate of its former parent CI (FBM) Holdings, LLC ("CIFBM"). Total management fees and expenses were $1.0 million for the period from January 1, 2015 to October 8, 2015 (Predecessor) and $0.5 million for the year end December 31, 2014 (Predecessor). The Company reports these management fees and expenses in selling, general and administrative expenses on the consolidated statements of operations. The Company also paid acquisition costs of $1.9 million in the period January 1, 2015 through October 8, 2015 (Predecessor) and $1.9 million in the year ended December 31, 2014 (Predecessor) to an affiliate of CIFBM which were properly expensed and reported as acquisition related expenses in the consolidated statements of operations.
During the year ended December 31, 2016 (Successor), the Company paid management fees and certain expenses in the amount $3.2 million to an affiliate of Lone Star. Total management fees were $0.3 million for the period from October 9, 2015 to December 31, 2015 (Successor). The Company also paid acquisition costs of $0.2 million in the year ended December 2015 to an affiliate of Lone Star which were properly expensed and reported as acquisition related expenses in the consolidated statements of operations.

Until the Lone Star Acquisition, the Company had outstanding debt with related parties totaling $0.9 million at October 9, 2015.
The Company sells products to another affiliate company that is owned by one of its executive officers. Total sales for the year ended December 31, 2016 were $0.5 million. Total sales for the period from October 9, 2015 to December 31, 2015 (Successor) and January 1, 2015 to October 8, 2015 (Predecessor) were $0.2 million and $0.6 million, respectively. There were $0.0 million and $0.3 million in accounts receivable balances from such related party as of December 31, 2016 and 2015, respectively.

11.    Lease Commitments
The Company leases certain facilities and equipment under various operating lease agreements with expiration dates through 2026 and typically contain renewal options of 5 to 10 years. These agreements generally require the Company to pay rental amounts and operating expenses, and contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

Leasehold improvement assets, which generally represent non-structural improvements for which the Company receives reimbursement from the landlord, are depreciated over the lesser of 10 years or the initial life of the lease, prior to any lease extensions. For tenant allowances, the Company records a corresponding deferred rent liability in other liabilities on the balance sheet and amortizes the deferred rent over the initial term of the lease as a reduction to rent expense.
The Company’s leases may contain rent holidays and/or escalating rent payments, however the Company accounts for the rent expense on a straight-line basis over the lease term. The straight-line rent expense is calculated at the inception of the lease, which entails recording a monthly liability for the difference between rent paid to the landlord and straight-line rent expense as calculated at the beginning of the lease.
Rent expense was $23.6 million for the year ended December 31, 2016 (Successor), $3.2 million for the period from October 9, 2015 to December 31, 2015 (Successor), $9.6 million for the period from January 1, 2015 to October 8, 2015 (Predecessor) and $7.4 million for the year ended December 31, 2014 (Predecessor). Minimum annual lease commitments under non-cancelable leases are summarized as follows (in thousands):

Years Ending December 31,	Total
2017	$28,245
2018	24,247
2019	16,787
2020	11,426
2021	8,687
Thereafter	16,645
$106,037

12.    Long-Term Incentive Plan

Following the Lone Star Acquisition, Lone Star implemented the LSF9 Cypress Parent LLC Long-Term Incentive Plan (the "LTIP"). Under the LTIP, participants were granted pool units entitling them, subject to the terms of the LTIP, to a potential cash payout upon a monetization event. The LTIP was effective October 9, 2015. The LTIP was assigned from Parent to the Company in connection with the initial public offering of the common stock of Foundation Building Materials, Inc. ("IPO").
The LTIP was established with the purpose of attracting certain key employees and other service providers of the Company and its subsidiaries and to provide motivation to put forth maximum efforts toward the continued growth, profitability and success of the Company by providing incentives.
The board of the Company administers the LTIP and awards pool units. Pool units vest 10% each year for the first 3 years. Pool units, whether vested or unvested, that are outstanding on the 5th anniversary of the date the award was granted will be forfeited on that date or, upon the date the participant ceases employment. Pool units will remain outstanding for a period of six months from the date of such termination if the termination is without cause, a resignation for good reason, death or termination due to disability. Total pool units available for grant under the LTIP is 1,000,000. At December 31, 2016 and 2015, there were 925,000 and 835,000 pool units outstanding, respectively.
The Company maintains an incentive pool account and upon a monetization event and obtaining a cumulative internal rate of return of at least 15%, the Company will credit to the incentive pool account amounts as defined in the LTIP and determined by the cumulative internal rate of return achieved at the time of the monetization event. A monetization event, as defined by the LTIP, is one of the following transactions: a) the Company is sold, transferred or otherwise disposed of to an unrelated third party for cash; b) a firm commitment underwritten public offering of the equity interests of the Company; or c) the payment by the Company of any cash distributions to investors. Following a monetization event, the value of any incentive amount to be paid to a participant will be determined by the percentage of a participant’s pool units awarded to the total pool units awarded under the LTIP times the amount in the incentive pool account. Participants will be paid within 60 days following the monetization event.
At December 31, 2016, there had not been a monetization event and therefore no amounts were accrued in the accompanying consolidated balance sheets. On February 15, 2017, the Company completed the IPO, however, it was not a monetization event and no payout has been triggered under the LTIP.

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

13.    Retirement Plan
The Company has multiple retirement savings plans for all eligible full-time employees under Section 401(k) of the Internal Revenue Code. The plans allow participants to contribute a portion of their earnings to the plans. The plans allow the Company, at its discretion, to match a certain percentage of the employees’ contributions, limited to a certain percentage of eligible compensation. There were contributions to the plans of $3.5 million for the year ended December 31, 2016 (Successor), $0.4 million for the period from October 9, 2015 to December 31, 2015 (Successor), $0.8 million for the period from January 1, 2015 to October 8, 2015 (Predecessor) and $0.6 million for the year ended December 31, 2014 (Predecessor).

14.    Contingencies
The Company is involved in certain legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s consolidated financial position.

The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of December 31, 2016, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

15.    Fair Value Measurement
The Company’s financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt and accrued liabilities. The carrying value of the Company’s trade receivables, trade payables, the asset based revolver and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired.
The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis is as follows for the dates indicated (in thousands):

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current asset (liabilities)
Derivative asset (Note 8)	$—	$2,475	$—	$2,475
Derivative (liability) (Note 8)	$—	$(13,250)	$—	$(13,250)
The fair values of derivative assets and liabilities are determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair values of derivative assets and liabilities include

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparties, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.
The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows ($ in thousands):

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value
Senior secured notes	$525,487	$—	$609,500	$—	$609,500

The fair value of debt is the estimated amount the Company would have to repay its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

16.    Segments
Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s CODM in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the Company's CEO whom has been determined to be the Company's CODM.
Based on the provisions of ASC 280, the Company has defined its operating segments by considering management structure and product offerings. Operating segments have been aggregated into reportable segments based upon their similar economic characteristics, nature of products, type of customers, and distribution methods. This evaluation resulted in the following reportable segments:

•
Specialty Building Products—Specialty building products ("SBP") distributes wallboard and accessories, metal framing, suspended ceiling systems and other products. Other products include stucco and EIFS, as well as complementary offerings, such as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

•
Mechanical Insulation—Mechanical insulation ("MI") distributes and fabricates commercial and industrial insulation for pipes and mechanical systems and the primary end markets served are new non-residential construction, non-residential repair and remodel construction and industrial markets.

In addition to the two reportable segments, the Company’s consolidated results include corporate activities, which include depreciation and amortization.
For purposes of evaluation under these segment reporting principles, the CODM assesses the Company’s ongoing performance based on the periodic review of net sales and gross margin. The Company has not disclosed asset information by segment as its CODM does not use such information for purposes of allocating resources and assessing performance.
The following tables present Net sales, Gross margin, and certain other measures for each reportable segment:

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

	Year Ended December 31, 2016
	Net Sales	Gross Margin
SBP	$1,293,496	$369,416
MI	99,013	27,389
Consolidated	$1,392,509	$396,805
Total segment gross margin	396,805
Total operating expenses	(380,225)
Interest expense	(52,511)
Other expense	(7,172)
Loss before income taxes	$(43,103)
Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas.

Net Sales
Canada	$87,006
United States	1,305,503
$1,392,509
For the year ended December 31, 2016 (Successor), for the period from October 9, 2015 to December 31, 2015 (Successor), for the period from January 1, 2015 to October 8, 2015 (Predecessor) and for the year ended December 31, 2014 (Predecessor), no customer comprised more than 10% of net sales. The Company’s net sales from external customers by main product line are as follows:

	Successor		Predecessor
	Year Ended December 31, 2016	October 9 - December 31, 2015	January 1- October 8, 2015	Year Ended December 31, 2014
Wallboard and accessories	$640,122	$99,275	$320,246	$276,502
Metal framing	218,810	33,093	109,850	85,229
Suspended ceiling systems	191,745	20,341	74,757	53,119
Other products	263,758	39,830	123,213	94,003
Commercial and industrial insulation	78,074	—	—	—
Net sales	$1,392,509	$192,539	$628,066	$508,853

17. Other Current Liabilities

The balance of other current liabilities consisted of the following as of December 31 of each respective period:

	2016	2015
Accrued expenses	$14,572	$8,801
Accrued interest	18,915	—
Accrued other	16,126	700
Total other current liabilities	$49,613	$9,501

LSF9 Cypress Holdings, LLC
Notes to Consolidated Financial Statements

18.    Subsequent Events

Acquisitions

On January 1, 2017, the Company acquired certain assets and acquired the operations of Dominion Interior Supply Corporation and Dominion Interior Supply of Roanoke LLC (collectively, "Dominion Interior Supply") for a total purchase price of $13.1 million, subject to normal working capital adjustments. Dominion Interior Supply was a supplier of suspended ceiling systems to commercial and residential developers in the Virginia and North Carolina areas. The purchase price allocation is in process and is subject to change as additional information becomes available concerning the fair value and tax basis of the acquired assets and liabilities. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.

19.    Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the four quarters in the year ended December 31, 2016 (Successor) and the period from October 9, 2015 to December 31, 2015 (Predecessor). In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Year Ended December 31, 2016
Revenue	$244,605	$270,147	$415,563	$462,194
Gross profit	$72,245	$79,337	$112,966	$132,257
Net loss	$(1,261)	$(2,961)	$(15,344)	$(8,804)
Net loss per share - basic (1)	$(0.04)	$(0.10)	$(0.51)	$(0.29)
Net loss per share - diluted (1)	$(0.04)	$(0.10)	$(0.51)	$(0.29)

(1) Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

Period from October 9, 2015 to December 31, 2015

Revenue	$192,539
Gross Margin	$49,206
Net loss	$(7,926)
Net loss per share - basic	$(0.26)
Net loss per share - diluted	$(0.26)

SUPPLEMENTARY DATA
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
For the year ended December 31, 2016	$6,304	$3,390	$(4,009)	$—	$5,685
For the period from October 9 to December 31, 2015	$5,518	$483	$303	$—	$6,304
For the period from January 1, 2015 to October 8, 2015	$4,733	$1,511	$—	$(726)	$5,518
For the year ended December 31, 2014	$2,902	$1,610	$221	$—	$4,733
Reserve for inventory excess and obsolescence:
For the year ended December 31, 2016	$4,025	$2,540	$157	$—	$6,722

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        Not applicable.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Management's Report on Internal Control Over Financial Reporting
        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Internal Control over Financial Reporting
        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Item 9B.    Other Information.
        Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.
        Directors and Executive Officers
The following table sets forth certain information regarding our directors and executive officers as of March 22, 2017.

Name	Age	Position
Kevin Barner	35	Director
Nick Beevers	37	Director
Court Carruthers	44	Director*
Fareed Khan	50	Director*
Dominic LaValle	39	Director
Samuel D. Loughlin	44	Director; Chairman
Chris Meyer	46	Director
James Underhill	61	Director*
Kyle Volluz	48	Director
Grant Wilbeck	35	Director
Ruben Mendoza	53	President and Chief Executive Officer; Director
John Gorey	57	Chief Financial Officer
Pete Welly	59	Chief Operating Officer
Kirby Thompson	58	Senior Vice President of Sales & Marketing
Ray Sears	51	Senior Vice President of Mechanical Insulation
Jim Carpenter	60	Vice President of Business Development
Richard Tilley	41	Vice President, Secretary and General Counsel
* Independent member of the Board.
Directors
Kevin Barner - Mr. Barner became a director upon the listing of our common stock in February 2017. Mr. Barner is a Managing Director of Lone Star North America Acquisitions LLC, an affiliate of ours and Lone Star, where he focuses on origination and underwriting activities related to corporate private equity and debt investments throughout the North America region. Previously, Mr. Barner served as a Director of Lone Star North America Acquisitions LLC from June 2014 to December 2016 and a Vice President at Hudson Americas L.P., an affiliate of ours and Lone Star, from August 2012 to June 2014, serving in an origination, underwriting, and asset management role on various operating company investments made by several of Lone Star’s funds. Prior to joining Hudson Americas, from March 2006 to August 2012, Mr. Barner served as a Vice President and Associate at The Halifax Group, a middle-market private equity firm, where he was responsible for identifying, evaluating and sourcing private equity investment opportunities and was a board member or board observer for several of Halifax’s portfolio companies. Previously, Mr. Barner was an Analyst with BB&T Capital Markets Investment Banking specializing in mergers and acquisitions across a variety of industries. Mr. Barner served as a member of the board of directors of Continental Building Products, Inc. from March 2015 to March 2016 and currently serves as a member of the board of directors Forterra, Inc. and a number of privately held companies.
Mr. Barner - brings broad expertise in financial management to the Board. His extensive experience in private equity and the financial markets also allows him to make valuable contributions with respect to our capital structure and financing, acquisition and investing activities.
Nick Beevers - Mr. Beevers became a director upon the listing of our common stock in February 2017. Mr. Beevers has served as Executive Vice President and Chief of Staff of Lone Star Global Acquisitions, Ltd., an affiliate of ours and Lone

Star, where he is responsible for investor relations, fundraising activities and communications globally. Prior to his current role, Mr. Beevers served as a Senior Managing Director, a Managing Director and Senior Vice President of Lone Star Global Acquisitions, Ltd. from March 2013 to January 2017, July 2012 to March 2013 and September 2011 to July 2012, respectively, in each case with similar areas of responsibility as his current position. Mr. Beevers is also a member of Lone Star’s Senior Management and Global Risk Committees and is Chairman of the Legal and Compliance Risk Committee. Prior to joining Lone Star in 2011, Mr. Beevers spent eight years as an investment banker with JPMorgan in New York and London, where he focused on equity capital market transactions. Mr. Beevers holds a Bachelor of Arts in Business from the University of West of England, Bristol Business School.
Mr. Beevers brings extensive experience in communications and investor relations matters to the Board, which is invaluable in helping management form and maintain investor relationships. His prior investment banking and capital markets experience also allows him to provide insight regarding our capital structure and financing and investing activities. His service on Lone Star’s risk committees also helps guide the board with respect to its oversight of risk management.
Court Carruthers - Mr. Carruthers became a director upon the listing of our common stock in February 2017. Mr. Carruthers is the founder and principal of CKAL Advisory Partners, LLC., where he advises companies in the distribution, eCommerce, and supply chain sectors. He previously served as Senior Vice President and Group President, Americas, of W.W. Grainger, Inc., a broad-line supplier of maintenance, repair and operating (MRO) products, from 2013 until July 2015. Prior to that time, he had served Grainger as President, Grainger U.S., from 2012 until 2013; President, Grainger International, from 2009 until 2012; and President, Acklands-Grainger, from 2006 until 2009. He was appointed a Senior Vice President of Grainger in 2007. Mr. Carruthers serves as a Director of US Foods Holding Corp., Ryerson Holding Corporation and a number of private companies. He is a Chartered Professional Accountant (CPA, CMA, Canada), holds a Bachelor of Commerce degree from the University of Alberta and a Masters of Business Administration from Queens University.
Mr. Carruthers brings a significant level of operational and sales experience to the Board, and adds meaningful value for a business focused on customer relationships. Mr. Carruthers’ service as the President of multiple companies helps the board better understand management’s day-to-day actions and responsibilities. His service on other boards of directors also adds a depth of knowledge to our Board regarding best practices in corporate governance.
Fareed Khan - Mr. Khan became a director upon the listing of our common stock in February 2017. Mr. Khan is currently the Senior Vice President and Chief Financial Officer of Kellogg Company, a manufacturer of cereal and convenience foods, a position he has held since February 2017. He has over 20 years of experience working in financial and operational roles, leading teams in accounting, corporate strategy, information technology, supply chain, M&A and investor relations activities. Prior to Kellogg Company, Mr. Khan was the Chief Financial Officer of US Foods Holding Corp., a food service distributor, from July 2011 until February 2017. Prior to US Foods Holding Corp., he was with United Stationers Inc., a $5.0 billion publicly traded business product wholesaler, where he served as a Senior Vice President and the Chief Financial Officer beginning in July 2011. Prior to United Stationers, Mr. Khan spent twelve years with USG Corporation where he most recently served as Executive Vice President, Finance and Strategy. Mr. Khan has an MBA from the University of Chicago and holds a Bachelor’s Degree in Mechanical Engineering from Carleton University, where he graduated with distinction.
Mr. Khan brings extensive financial and accounting expertise to the Board developed during his professional career, including through his service as a chief financial officer for multiple companies. His public company experience also provides the board with valuable insight regarding public company reporting matters, as well as a first-hand view of management’s day-to-day duties and responsibilities.
Dominic LaValle - Mr. LaValle became a director upon the listing of our common stock in February 2017. Mr. LaValle has been a Director with Hudson Americas, LLC, an affiliate of Lone Star, since July 2015. In such capacity, he is responsible for sourcing, executing and managing private equity investments. Prior to Hudson Americas, Mr. LaValle was a Managing Director at Sowell & Company September 2013 to July 2015 and a Managing Director at Wynnchurch Capital May 2011 to June 2013. Mr. LaValle holds an MBA from the Wharton School of the University of Pennsylvania and a Bachelor of Arts degree in Economics from Dartmouth College, where he graduated Phi Beta Kappa. Mr. LaValle also serves as a member of the board of directors of a number of privately held companies.
Mr. LaValle brings broad expertise in financial and operational management to the Board. His extensive experience in private equity and the financial markets also allows him to make valuable contributions with respect to our growth initiatives, capital structure and financing, and acquisition and investing activities.

Samuel D. Loughlin - Mr. Loughlin became a director upon the listing of our common stock in February 2017. Mr. Loughlin currently serves as President of Lone Star North America Acquisitions, LLC, an affiliate of ours and Lone Star, where he is responsible for the management and oversight of all originations initiatives in North America. Previously, from 2011 to 2013, he served as Managing Director and Senior Managing Director of Lone Star U.S. Acquisitions, LLC. Mr. Loughlin joined Hudson Americas L.P., an affiliate of ours and Lone Star, in 2008 and focused on directing the management of the corporate assets located in North America. From 2008 to 2011, he served in various capacities at Hudson Americas, with responsibility for its retail and restaurant operating companies, in addition to leading teams in special originations initiatives. Mr. Loughlin has more than 18 years of finance and legal experience, including mergers and acquisitions, financing, private equity investment, originations and asset management transactions. Prior to joining Hudson Americas, Mr. Loughlin was a Partner of a Texas-based private equity firm with real estate, operating company and securities holdings, where he was responsible for legal oversight, deal structuring, asset evaluation, acquisitions and sales. Prior to that, Mr. Loughlin served as an attorney at Vinson & Elkins LLP, where he was a member of the Business and Corporate Securities group, with experience in venture capital and mezzanine financing transactions, private and public securities offerings, mergers and acquisitions, management buyouts and debt financing transactions. Mr. Loughlin previously served as chairman of the board of directors of Del Frisco’s Restaurant Group, Inc. from July 2012 through December 2013 and as chairman of the board of directors of Continental Building Products, Inc. from February 2014 through March 2015. Since October 2016, Mr. Loughlin has served as chairman of the board of directors of Forterra, Inc. Mr. Loughlin also serves on the boards of a number of privately held companies.
Mr. Loughlin has significant experience with the strategic, financial and operational requirements facing operating companies in various industries, allowing him to guide the board in analyzing, shaping and overseeing our execution of important operational and policy issues. His responsibilities for Lone Star’s operating companies in North America, including our company, also provide Mr. Loughlin with a working knowledge of our business and operations that are important to the development of the board. His service on other boards of directors also adds a depth of knowledge to our board as to best practices in corporate governance.
Ruben Mendoza - Mr. Mendoza is the founder, President and Chief Executive Officer of our company and has 25 years of industry experience. Prior to founding our company in 2011, Mr. Mendoza served as the Chief Executive Officer of AMS, a leading distributor of wallboard, acoustical suspended ceiling systems, lath and plaster products, doors and other building products. Mr. Mendoza originally joined AMS in 1991 and assumed the Chief Executive Officer role in 2003 after several years as AMS’ Vice President and Sales Manager. AMS grew significantly under Mr. Mendoza’s leadership, particularly across the West Coast and Northern Mexico through greenfields and strategic acquisitions. Mr. Mendoza attended California State University and has completed executive education at Harvard Business School (Strategy), Wharton School of Business (Management) and Northwestern (Marketing). Mr. Mendoza also became a director upon the listing of our common stock in February 2017.
As our Chief Executive Officer and founder, Mr. Mendoza brings a deep understanding of our business, operations and strategic planning to the board. Mr. Mendoza has extensive industry experience gained over 25 years, including through his prior service as Chief Executive Officer of AMS. Mr. Mendoza’s board service also provides a direct and open channel of communications between the board and management.
Chris Meyer - Mr. Meyer became a director upon the listing of our common stock in February 2017. Mr. Meyer has been a Managing Director of Hudson Americas L.P., an affiliate of ours and Lone Star, since February 2015. Mr. Meyer has oversight responsibility for a number of Lone Star’s private equity investments, including our company, and also assists with the due diligence and underwriting of potential operating company investments. Prior to joining Hudson Americas, Mr. Meyer held a number of positions with McKinsey & Company, Inc., a global management consulting firm, most recently serving as a Director (Senior Partner). While at McKinsey, Mr. Meyer managed the Dallas office, co-led the Consumer Practice group and co-founded McKinsey’s Consumer Marketing Analytics Center. Mr. Meyer currently serves as a member of the board of directors of Forterra, Inc. and a number of privately held companies, including several for which he serves as chairman. Mr. Meyer earned a Bachelor of Science degree in Industrial Engineering from North Carolina State University and a Masters of Business Administration degree from Harvard Business School.
Mr. Meyer’s background, including as a management consultant in a wide range of industries, allows him to assist the board in understanding and addressing a wide variety of the issues it faces. Mr. Meyer also brings significant financial and operational expertise developed through his past and current leadership and oversight roles. His responsibilities for Lone Star’s companies, including our company, also provides Mr. Meyer with a deep working knowledge of our business and operations.

James Underhill - Mr. Underhill became a director upon the listing of our common stock in February 2017. Mr. Underhill was a senior executive at MRC Global (McJunkin Red Man Corporation) for over 30 years serving in both financial and operational roles. Most recently, Mr. Underhill was the chief operating officer and executive vice president of MRC Global’s United States / North America division, its largest segment with approximately $6.0 billion in revenue, from November 2012 through August 2013 and November 2011 to November 2012, respectively. Prior to that, he served as MRC Global’s Chief Financial Officer and Executive Vice President from May 2006 through October 2011. He serves on the boards of U.S. Security Associates Holding Corp., Pipeline Supply & Service, Inc., SCADA Products, LLC and Adventure West Virginia Resorts. Mr. Underhill holds a Bachelor’s Degree in Accounting and Economics from Lehigh University and is a Certified Public Accountant.
Mr. Underhill brings broad financial and operational management expertise to the board from his prior executive positions. His service on other boards of directors, including audit and compensation committees, also adds a depth of knowledge to our Board as to best practices in corporate governance.
Kyle Volluz - Mr. Volluz has been a member of our Board since October 2016. Mr. Volluz has been a Managing Director with Hudson Advisors L.P., an affiliate of ours and Lone Star, since January 2015, and for the five years prior to that, a Director with Hudson Advisors, in each case, with responsibility for the management of the Legal Department. In such capacity, Mr. Volluz oversees all legal issues impacting operating companies that are affiliates of Lone Star within North America, as well as other corporate investments for which Hudson Advisors or its subsidiaries provide asset management services in North America. In particular, Mr. Volluz has been actively involved in the negotiation and closing of numerous lending transactions, acquisitions and asset sales for us and other Lone Star portfolio companies since joining Hudson Advisors in 2009. Previously, Mr. Volluz was Senior Vice President and Director of Legal Services for Goldman Sachs Specialty Lending Group, an affiliate of Goldman, Sachs & Co., a position he held from 2005 to 2009. Prior thereto, Mr. Volluz was an attorney with Baker Botts L.L.P. and Thompson & Knight LLP, where he supported clients in various types of commercial banking transactions, mergers and acquisitions, private and public securities offerings and debt financing transactions. Mr. Volluz served as a member of the board of directors of Continental Building Products, Inc. from February 2014 to March 2016 and currently serves as a member of the board of directors of Forterra, Inc. and a number of privately held companies. Mr. Volluz graduated from the University of Texas at Austin in Austin, Texas. He holds a Master of Business Administration degree from the Thunderbird School of Global Management in Glendale, Arizona, and a Juris Doctor degree from the Dedman School of Law at Southern Methodist University in Dallas, Texas.
Mr. Volluz’s knowledge of our company allows him to bring a well-informed perspective to the Board regarding our operations and the associated legal risks. His extensive experience with capital market transactions, both involving our company and other affiliates of Lone Star, also allows him to make valuable contributions with respect to our capital structure and financing and investing activities. His legal background provides valuable insight to the board regarding issues we may face.
Grant Wilbeck - Mr. Wilbeck became a director upon the listing of our common stock in February 2017. Mr. Wilbeck is a Senior Managing Director of Lone Star North America Acquisition LLC, an affiliate of ours and Lone Star, where he focuses on origination and underwriting activities related to corporate private equity and debt investments. From 2013 to December 2016, Mr. Wilbeck served as Managing Director of Lone Star North America Acquisitions LLC. Previously, from 2007 to 2013, he served in various capacities at Hudson Americas L.P., an affiliate of ours and Lone Star, with asset management responsibility across all retail and restaurant operating companies focusing on operational performance, capital structure and acquisition opportunities. Prior to joining Hudson Americas, Mr. Wilbeck was at APS Financial Corp. where he was a research analyst focused on distressed debt and special situations. Mr. Wilbeck served as a member of the board of directors of Continental Building Products, Inc. from February 2014 to March 2016 and currently serves as a member of the board of directors of Forterra, Inc. and a number of privately held companies.
Mr. Wilbeck brings broad expertise in financial management to the Board. His extensive experience in the financial markets allows him to make valuable contributions with respect to our capital structure and financing and investing activities.
Executive Officers
John Gorey - Mr. Gorey is our Chief Financial Officer and has 30 years of industry experience. Prior to starting the Company in 2011 with Mr. Mendoza, Mr. Gorey served as the Chief Financial Officer of AMS, a leading distributor of drywall, acoustical suspended ceiling systems and other related building products. Mr. Gorey originally joined AMS in 1986 and assumed the Chief Financial Officer role in 2001 after several years as AMS’ Controller. Prior to AMS, Mr. Gorey worked for Barry McKinley and Associates, an accounting firm. He graduated from the University of Southern California with a Bachelor of Science in Accounting.
Pete Welly - Mr. Welly is our Chief Operating Officer and has 37 years of industry experience. Prior to joining the Company as Chief Operating Officer in 2013, Mr. Welly served as Vice President of U.S. Operations for Winroc-SPI from 2001 to 2013. Prior to Winroc-SPI, Mr. Welly served in executive sales and marketing roles at AMS beginning in 1987. He has served on numerous Armstrong, Chicago Metallic and Sto advisory councils. He graduated from Miami University of Ohio with a Bachelor of Arts in Marketing Communications. He has also attended the Executive Management Program at Kellogg School at Northwestern.
Kirby Thompson - Mr. Thompson is our Senior Vice President of Sales & Marketing. Prior to joining the Company in 2013, Mr. Thompson was Vice President of Sales for Home Acres Building Supply Co., LLC (a company we acquired), a distributor of drywall, acoustical suspended ceiling systems and other related building products, from 2002 until 2013. Mr. Thompson was previously President of Michigan Acoustical Supply House from 1984 until 1993, which was an acoustical suspended ceiling systems and wallboard distributor. He attended Wittenberg University and has a Bachelor of Arts in Business Administration.
Ray Sears - Mr. Sears is our Vice President of MI, a position he has held since August 2016 when he joined the Company in connection with the acquisition of Winroc-SPI. Mr. Sears joined Winroc-SPI as Vice President of Supply Chain in September 2012. In January 2015, he became Vice President of Commercial & Industrial insulation operations, assuming leadership of the Commercial & Industrial insulation business segment for the company. Prior to joining Winroc-SPI, Mr. Sears was Vice President of Supply Chain for Roofing Supply Group LLC, or RSG, one of the largest distributors of roofing supplies in the United States. Before joining RSG, Mr. Sears worked for 21 years at Southwest Airlines, spending 14 years in positions of increasing responsibility in Finance. He held the position of Vice President of Procurement for the last seven years of his career at Southwest. Mr. Sears holds a Bachelor of Science in Computer Information Systems from Oklahoma Christian University in Oklahoma City, Oklahoma.
Jim Carpenter - Mr. Carpenter is our Vice President of Business Development, a position he has held since 2015. Prior to that, Mr. Carpenter was a Regional Vice President from 2013 to 2015. Prior to joining the Company in 2013, Mr. Carpenter was President of Southwest Building Materials LLC, a position he held from 2005 to 2013. Southwest Building Materials LLC (a company we acquired) was a distributor of wallboard, metal framing, acoustical suspended ceiling systems and other related building products. From 2000 until 2005, Mr. Carpenter was a Manager of Center Operation for L&W Supply Corporation, which had purchased Mr. Carpenter’s previous drywall distribution business. Mr. Carpenter attended University of Nebraska at Omaha and received a Bachelor of Science in Business Administration with an emphasis in Marketing.
Richard Tilley - Mr. Tilley is our Vice President, Secretary and General Counsel. Prior to joining the Company in 2016, Mr. Tilley was the Vice President of Legal Affairs for Mophie, a technology company, and led the sale of Mophie to ZAGG, Inc. From 2009 until 2015, when he joined Mophie, Mr. Tilley was Assistant General Counsel for Multi-Fineline Electronix, Inc., a flexible printed circuit board manufacturer with operations in the United States, Asia and Europe. Mr. Tilley graduated from the Dale E. Fowler School of Law at Chapman University and has a Bachelor of Arts in History from California State University, Long Beach.
There are no family relationships among any of our directors or executive officers.
Board of Directors
Our amended and restated certificate of incorporation divides our Board into three classes, with the classes to be as nearly equal in number as possible. The members of each class serve for a three-year term. As a result, approximately one-third of our Board will be elected each year. Messrs. LaValle, Loughlin, Meyer and Wilbeck are Class I directors, up for election in 2018, Messrs. Barner, Beevers, Mendoza and Volluz are Class II directors, up for election in 2019, and Messrs. Carruthers, Khan and Underhill are Class III directors, up for election in 2020.
Controlled Company Exemption
Lone Star controls more than 50% of the voting power of our common stock in the election of directors. Accordingly, we are and intend to continue availing ourselves of the controlled company exception available under NYSE rules which eliminates certain requirements, such as the requirements that a company have a majority of independent directors on its board of directors, that compensation of executive officers be determined, or recommended to the board of directors for determination, by a majority of the independent directors or a compensation committee composed solely of independent directors, and that director nominees be selected, or recommended for the board of directors’ selection, by a majority of the independent directors or a nominations committee composed solely of independent directors. In the event that we cease to be a controlled company, we will be required to comply with these provisions within the transition periods specified in the applicable rules. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and the NYSE with respect to our audit committee within the applicable time frame.
Committees of the Board of Directors
Audit Committee
The primary responsibilities of our audit committee are to oversee the accounting and financial reporting processes of our company as well as our subsidiary companies and to oversee the internal and external audit processes. The audit committee also assists the Board in fulfilling its oversight responsibilities by reviewing the financial information provided to stockholders and others and the system of internal controls established by management and the Board. The audit committee oversees the independent auditors, including their independence and objectivity. However, committee members do not act as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist it in fulfilling its responsibilities and to approve the fees and other retention terms of the advisors.
The audit committee is composed of three members, Fareed Khan, James Underhill and Dominic LaValle, with James Underhill serving as chair. Our Board has determined that each of Fareed Khan and James Underhill is independent, as defined under and required by the federal securities laws and NYSE rules. Our Board has determined that each of Fareed Khan and James Underhill qualifies as an audit committee financial expert under the federal securities laws and that each member of the audit committee has the financial sophistication required under NYSE rules.
Dominic LaValle, a non-independent director, serves on the audit committee pursuant to the transition rules of the NYSE and pursuant to the exemption provided by SEC Rule 10A-3(b)(1)(iv)(A)(2) which permit a minority of the members of a listed issuer’s audit committee to be exempt from the independence requirements for one year from the date of the effectiveness of the registration statement filed in connection with the listed issuer’s initial public offering. We do not believe Mr. LaValle’s service on the audit committee materially adversely affects the ability of the audit committee to act independently or satisfy the other applicable requirements because the two other members of the audit committee, who represent a majority of the committee, are independent directors. As a result, the two independent committee members can approve any audit committee action and no action can be approved by the audit committee without the concurrence of at least one of the two independent members. As required by NYSE and SEC rules, we intend to have a fully independent audit committee no later than February 9, 2018, the one-year anniversary of the effectiveness of our registration statement on Form S-1 filed in connection with our initial public offering.
Compensation Committee
The primary responsibilities of our compensation committee are to periodically review and approve the compensation and other benefits for our employees, officers and independent directors. This includes reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers in light of those goals and objectives and setting compensation for these officers based on those evaluations. Our compensation committee will also administer and have discretionary authority over the issuance of equity awards under our equity incentive plan.
The compensation committee may delegate authority to review and approve the compensation of our employees to certain of our executive officers, including with respect to awards made under our equity incentive plan. Even where the compensation committee does not delegate authority, our executive officers will typically make recommendations to the compensation committee regarding compensation to be paid to our employees and the size of equity grants under our equity incentive plan.
The compensation committee is composed of three members, Chris Meyer, Court Carruthers and Dominic LaValle, with Chris Meyer serving as chair. Our Board has determined that Court Carruthers is independent, as defined under NYSE rules. For so long as we are a controlled company, we are not required to have a compensation committee composed entirely of independent directors under NYSE rules.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee oversees all aspects of our corporate governance functions. The committee makes recommendations to our Board regarding director candidates and assists our Board in determining the composition of our Board and its committees. The nominating and corporate governance committee is composed of three members, Kyle Volluz, Court Carruthers and Dominic LaValle, with Kyle Volluz serving as chair. For so long as we are a controlled company, we are not required to have a nominating and corporate governance committee composed entirely of independent directors under NYSE rules.

Code of Ethics
Our Board has adopted a code of conduct that establish the standards of ethical conduct applicable to all officers and employees of our company, including our principal executive, financial and accounting officers. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee is responsible for applying and interpreting our code of conduct in situations where questions are presented to it. Any amendment to or any waiver from the requirements of the code applicable to our principal executive, financial or accounting officer, or controller that are required to be disclosed pursuant to SEC rules will be disclosed on our website at www.fbmsales.com. Our Board has also adopted a code of business conduct and ethics applicable to members of the Board which addresses, among other things, director responsibilities, conflicts of interest and compliance with laws. Copies of the codes are available on our website www.fbmsales.com by following links to "Investors" and "Corporate Governance."
Compensation Committee Interlocks and Insider Participation
Our compensation committee is composed of Messrs. Meyer, Carruthers and LaValle. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the Board, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board. See Item 13, Certain Relationships and Related Transactions, and Director Independence, for a description of the transactions between us and members of the compensation committee and entities affiliated with such members.

Item 11.    Executive Compensation.
Compensation Discussion & Analysis
This Compensation Discussion and Analysis details our compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer and our three next most highly paid executive officers during fiscal year 2016 as determined under the rules of the SEC. We refer to this group of executive officers as our NEOs. For fiscal year 2016, our NEOs were:
•Ruben Mendoza, President and Chief Executive Officer
•John Gorey, Chief Financial Officer
•Pete Welly, Chief Operating Officer
•Kirby Thompson, Senior Vice President of Sales & Marketing
•Jim Carpenter, Vice President of Business Development
Compensation Philosophy
At the time of our initial public offering, our Compensation Committee was formed and became responsible for, among other things, overseeing the Company’s overall compensation philosophy, policies and programs; recommending the compensation of our CEO for approval by our Board; and determining the compensation of our other executive officers, including all of the other NEOs. Prior to our initial public offering, we did not have a compensation committee and the determination of components and amounts of compensation was made by our Board and, for all employees other than NEOs, our CEO. For 2016, compensation for our senior management team members, including base salary, short-term incentives, and long-term incentives, were set at levels generally intended to be competitive with the compensation of comparable executives in building products companies with which the Company competes for executive talent.
Compensation Program Objectives
The objectives of our executive compensation program are to attract, retain and motivate highly qualified executives to operate our business, and to link the compensation of those executives to improvements in the Company’s operational and financial performance and increases in stockholder value. Accordingly, for 2016 our Board’s goals in establishing our executive compensation program included:

•	ensuring that our executive compensation program is competitive within the building products industry;

•	providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to achieve our business objectives;

•	providing short-term variable compensation that motivates executives and rewards them for achieving Company operational and financial performance targets;

•	providing long-term compensation that aligns the interest of our executives with our stockholders by rewarding them for returning value to our stockholders; and

•	ensuring that our executive compensation program is perceived as fundamentally fair to all of our employees.
Retention of Compensation Consultant
In connection with our initial public offering, the Company engaged Willis Towers Watson, or WTW, to assist in determining the components and amount of executive compensation. After our initial public offering, the Compensation Committee engaged WTW, and WTW reports directly to the Compensation Committee, through its chairperson. The Compensation Committee retains the right to terminate or replace WTW at any time. WTW advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee

considers WTW's advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations.
The Compensation Committee has considered the relationships that WTW has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that WTW has in place to maintain its independence and objectivity, and has determined that WTW’s work for the Compensation Committee has not raised any conflicts of interest.
WTW was not engaged by our Company at the time that 2016 compensation decisions were made and did not provide any advice to the Board with regard to the compensation of our NEOs for 2016.
Role of Chief Executive Officer
For fiscal year 2016, our Board also considered the recommendations of our CEO regarding the compensation of the other NEOs and each of his other direct reports. These recommendations included an assessment of each individual’s responsibilities, experience, performance and contribution to the Company’s performance, and also generally took into account internal factors such as historical compensation and the executive’s level within the organization, in addition to external factors such as the current environment for attracting and retaining executives.
Components of Compensation
For fiscal year 2016, the key elements of compensation for our NEOs were base salary, short-term incentives, long-term incentives, 401(k) plan retirement benefits, medical, dental, vision, life and disability insurance, and minimal perquisites. Consistent with our objective of ensuring that executive compensation is perceived as fair to all employees, the NEOs do not receive any retirement benefits beyond those generally available to our full-time employees, and we do not provide medical, dental, vision, or other insurance benefits to NEOs that are different from those offered to other full-time employees.
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability. For fiscal year 2016, the Board determined competitive base salary levels for each executive officer using publicly available data and input provided by the CEO (for all NEOs other than himself) and with consideration given to each executive’s role, responsibility, performance and length of service.
Each of our NEOs entered into a new employment agreement with Foundation Building Materials, LLC, effective as of October 9, 2015, in connection with the Lone Star Acquisition. These employment agreements provided for the following annual base salary levels for each NEO effective as of such date:

•	Mr. Mendoza - $400,000

•	Mr. Gorey - $300,000

•	Mr. Welly - $300,000

•	Mr. Thompson - $200,000

•	Mr. Carpenter - $180,000
Effective as of January 1, 2016, Mr. Carpenter’s annual base salary was increased to $200,000 in recognition of his continuing service and effective leadership of our acquisitions. On May 23, 2016, Mr. Thompson’s annual base salary was increased to $300,000 in consideration of his promotion to Senior Vice President. On September 1, 2016, our Board increased each NEO’s annual base salary levels, other than Mr. Carpenter’s, as indicated below following our Winroc-SPI acquisition and in recognition of each NEO’s role in successfully completing such acquisition and the additional duties and responsibilities of our NEOs in managing a larger, more complex company following such acquisition:

•	Mr. Mendoza - $500,000

•	Mr. Gorey - $350,000

•	Mr. Welly - $350,000

•	Mr. Thompson - $350,000
Following our initial public offering on February 24, 2017, and subsequent to the review of all NEO salaries by WTW to the peer comparison group, our Board again increased Mr. Mendoza’s annual base salary to $600,000 to bring his salary level to a more competitive level commensurate the additional duties and responsibilities he has incurred as the CEO of a public corporation.
All salaries are subject to review on an annual basis by our Compensation Committee and may be subject to future change. However, each NEO’s employment agreement provides that base salary levels may not be decreased, other than in the event of a general cost reduction program approved by the Board affecting other similarly situated employees, and in such case, by no more than 10%.
Annual Cash Incentives
In fiscal year 2016, the Company maintained an annual incentive plan in which each of our NEOs participated. For 2016, each NEO’s target and maximum annual bonus payouts under this plan were as follows:

Name	Target Bonus (as a percentage of annual base salary*)	Maximum Bonus (as a percentage of annual base salary*)
Ruben Mendoza	120%	128%
John Gorey	100%	107%
Pete Welly	100%	108%
Kirby Thompson	100%	108%
Jim Carpenter	90%	94%
*Annual bonus percentages were applied to base salary levels in effect following the September 1, 2016 increases discussed above.
Each of our NEOs was eligible to earn an annual cash incentive based upon the achievement of a pre-established adjusted EBITDA target plus certain management adjustments, as well as other strategic goals, set by our Board. The financial and strategic goals, and the relative weighting of each, for each of the NEOs were as follows:

Name	Adjusted EBITDA (plus management adjustments)	Product Category Growth and Expansion	Information Technology Projects	Branch Openings	Mergers & Acquisitions	Target Bonus (as a percentage of annual base salary*)
Ruben Mendoza	80%	10%	10%	5%	15%	120%
John Gorey	70%	10%	10%	—%	10%	100%
Pete Welly	80%	10%	10%	—%	—%	100%
Kirby Thompson	80%	20%	—%	—%	—%	100%
Jim Carpenter	35%	10%	—%	—%	45%	90%
The adjusted EBITDA target plus management adjustments for 2016 was set at $83.6 million to reflect our budget and taking into account acquisitions closed at or near the end of calendar year 2015. The management adjustments took into account acquisition related and other adjustments. The actual adjusted EBITDA plus management adjustments for 2016 started with Adjusted EBITDA of $79.8 and was adjusted upward to exclude acquisition related and other items of $7.7 with the result being $87.5 million, which was approved by our Board. Each of the strategic goals was set at a level intended to be difficult to obtain and require significant effort on the part of the relevant NEO. In February 2017, the Board assessed the degree to which each NEO achieved the relevant strategic objectives, specifically considering the following achievements of each NEO:

•Mr. Mendoza: The Board determined that Mr. Mendoza met or exceeded four of the five strategic objectives and specifically recognized that the Company surpassed its Adjusted EBITDA target and that the Company's expansion into other products that are ancillary to our core products was a key driver of the Company's results. The Board recognized the rapid expansion of the Company's information technology infrastructure to go along with the important acquisitions that were completed in 2016. Branch openings were also in line with expectations.
•Mr. Gorey: The Board recognized Mr. Gorey's contributions in all four strategic objectives on which he was rated in fiscal year 2016. Mr. Gorey was instrumental in the increase in Adjusted EBITDA and helped to position the Company for further growth and expansion by leading the information technology function and being instrumental in the Company's acquisitions in fiscal year 2016. Mr. Gorey also expanded his team and its capabilities to prepare the Company for its initial public offering.
•Mr. Welly: The Board noted Mr. Welly's key contributions to operational success and to the integration of multiple companies in fiscal year 2016. Mr. Welly's efforts to promote operational efficiencies and to reach agreed-upon synergies was instrumental to the Company's performance.
•Mr. Thompson: Mr. Thompson's efforts to lead the Company's sales growth in fiscal year 2016 were crucial to the Company's success. Mr. Thompson worked with the executive team to increase sales performance and assisted in setting up the Company's regional sales organization, which is expected to contribute to the Company's continued expansion and growth.
•Mr. Carpenter: Mr. Carpenter’s leadership of acquisitions for the Company led to multiple acquisitions in fiscal year 2016. Mr. Carpenter's ability to shepherd multiple transactions through our acquisition pipeline has added to the Company's success.
Based on the achievement of these financial and strategic objectives, final payouts under the 2016 annual incentive plan were as follows for each NEO:

Name	Actual Bonus Payout (as a percentage of target)	Actual Bonus Payout (in dollars)
Ruben Mendoza	98.9%	$593,857
John Gorey	103.3%	$361,550
Pete Welly	98.8%	$345,700
Kirby Thompson	103.8%	$363,200
Jim Carpenter	101.8%	$183,300
Long-Term Incentives Following the Lone Star Acquisition
Following the Lone Star Acquisition, Lone Star implemented the LTIP. Under the LTIP, participants were granted pool units entitling them, subject to the terms of the LTIP, to a potential cash payout upon certain monetization events. The Company maintains the LTIP; however, Parent 2 is ultimately responsible for all payments under the LTIP. The LTIP was implemented effective October 9, 2015. Each of our NEOs participates in the LTIP.
On October 9, 2015, Mr. Mendoza was awarded 155,000 pool units under the LTIP. Mr. Gorey and Mr. Welly were each awarded 60,000 pool units under the LTIP. Mr. Thompson was awarded 40,000 pool units under the LTIP, which was increased in fiscal year 2016 to 50,000 pool units. Mr. Carpenter was awarded 40,000 pool units.
In addition, the other members of management and independent directors hold an aggregate of 560,000 pool units under the LTIP. The total number of pool units authorized under the LTIP is 1,000,000. The LTIP remained outstanding following our initial public offering. As of December 31, 2016, 925,000 pool units (out of the 1,000,000 maximum) had been granted.
At December 31, 2016, there had not been a monetization event and therefore no amounts were accrued in the consolidated balance sheets. On February 15, 2017, the Company completed the initial public offering, however, it was not a monetization event and no payout has been triggered under the LTIP.
Ten percent of the pool units granted to each NEO vest on each of the first three anniversaries of the LTIP award agreement, with the remaining 70% of the pool units remaining unvested until the award expires. In general, unvested pool units will be forfeited upon any termination of employment (provided that if the termination is without Cause or for Good Reason (in each case, as defined in the LTIP) or due to death or disability, the pool units will nonetheless remain outstanding for six months). In addition, in general, vested pool units will automatically be forfeited on the latter of the fifth anniversary of the grant date or the date the participant terminates continuous employment. The value of a participant’s pool units is determined as of the closing date of each monetization event relative to that participant’s interest in the incentive pool, calculated as the number of outstanding pool units (whether or not vested) then held by the individual participant, divided by 1,000,000 (the total number of pool units authorized under the LTIP). The amount of proceeds received by Lone Star in connection with a monetization event that is to be credited to the incentive pool under the LTIP in connection with such monetization event will be based upon the cumulative internal rate of return realized upon a monetization event by Lone Star. In addition, the incentive pool will not be credited with any amounts and no payouts will be made unless such internal rate of return is at least 15%. Payments under the LTIP, if any, will be made in cash within sixty days after the closing of each applicable monetization event. As of December 31, 2016, no such monetization event had occurred. In addition, our initial public offering did not trigger any payouts under the LTIP. The amount that will be credited to the incentive pool upon each monetization event is summarized in the table and footnotes below:

Cumulative IRR (1)	Amount to Credit to Incentive Pool
14.99% or less	—
15% up to 20.0%	9.5% of marginal Proceeds that result in Cumulative IRR in excess of 15%
20.1% up to 25.0%	12.0% of marginal Proceeds that result in Cumulative IRR in excess of 20.1%
25.1% up to 35.0%	14.0% of marginal Proceeds that result in Cumulative IRR in excess of 25.1%
35.1% up to 50%	17.0% of marginal Proceeds that result in Cumulative IRR in excess of 35.1%
50.1% up to 100.0%	19.0% of marginal Proceeds that result in Cumulative IRR in excess of 50.1%
Over 100%	9.5% of marginal Proceeds that result in Cumulative IRR in excess of 100%

(1)
Cumulative IRR means the aggregate cumulative after tax internal rate of return, compounded annually, that is realized by Lone Star from its direct or indirect investment in the Company from the effective date through the date of the applicable monetization event, as reported by Lone Star.

Generally, for purposes of the LTIP, a monetization event occurs if and when:
•Lone Star sells, transfers or otherwise disposes of all or a portion of their direct and indirect ownership interests in the Company or a respective successor entity (whether through a direct sale, merger, consolidation, reorganization, or other similar transaction) to an unrelated third party for cash;
•a firm commitment underwritten public offering of the equity interests of the Company or a respective successor entity that is registered under the Securities Act of 1933 in which Lone Star sells all or a portion of their direct and indirect ownership interests in the Company or a respective successor entity, as applicable, in such public offering; or
•the direct or indirect payment by the Company of any cash distributions to Lone Star (including in connection with a sale of the assets of the Company or a respective successor entity).

Equity Incentives
Although none of the NEOs received or held any equity awards in 2016, in connection with our initial public offering, we adopted the 2017 Stock Incentive Plan. On February 9, 2017, our Board approved the following grants of stock options and restricted stock units to our NEOs. Each stock option has an exercise price of $14 per share and each of these awards will vest in four equal annual installments on each of the first four anniversaries of the grant date.

Name	Stock Options	Restricted Stock Units
Ruben Mendoza	60,760	24,310
John Gorey	19,100	7,640
Pete Welly	26,040	10,420
Kirby Thompson	15,100	6,040
Jim Carpenter	3,750	2,250

Our Compensation Committee anticipates continuing to use equity incentives as part of our compensation program going forward.

Retirement Plans
We maintain a tax qualified 401(k) defined contribution plan for the benefit of our employees. Under the 401(k) plan, employees (including the current NEOs) are permitted to elect to reduce their current compensation by up to the statutorily prescribed annual limit and to have the amount of such reduction contributed to the 401(k) plan. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees. The amount of any matching contributions made on behalf of each NEO is reflected in the "All Other Compensation" column of the Summary Compensation Table below.

Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with our goal of ensuring that executive compensation is perceived as fair to all stakeholders, the Company offers medical, dental, vision, life and disability insurance plans to executive officers under the same terms as such benefits are offered to other employees. Each NEO also receives an auto allowance and the Company pays certain club membership dues for Mr. Mendoza and Mr. Welly, which amounts are reflected in the "All Other Compensation" column of the Summary Compensation Table below.
Employment Agreements
As mentioned above, each of our NEOs entered into a new employment agreement with Foundation Building Materials, LLC, effective as of October 9, 2015, in connection with the Lone Star Acquisition. These employment agreements are all generally on the same form, except as indicated below. The employment agreements establish each NEO’s annual base salary and annual incentive plan participation. Under his employment agreement, Mr. Mendoza is also entitled to receive a Company vehicle with a lease payment of no more than $2,300 per month. The Company is also responsible to reimburse Messrs. Mendoza and Welly for certain club membership costs. Each employment agreement also sets forth certain severance provisions that apply in the event that the executive is terminated without cause (as defined in the employment agreement), resigns for good reason (as defined in the employment agreement), or terminates employment as a result of death or disability. These payments are described in further detail in the section entitled "-Potential Payments Upon Termination or Change in Control" below and are subject to the executive’s execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants contained in the employment agreement. Each employment agreement contains a number of restrictive covenants, including a 12-month post termination employee and business contact non-solicitation provision and a mutual non-disparagement covenant. In addition, Messrs. Thompson and Carpenter’s employment agreements include a 12-month post termination non-competition covenant.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on this Form 10-K for the year ended December 31, 2016.

THE COMPENSATION COMMITTEE
Court Carruthers
Dominic LaValle
Chris Meyer (Chair)

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes information concerning the compensation awarded to, earned by, or paid to our NEOs in 2016 and 2015. Messrs. Thompson and Carpenter were not NEOs for 2015 and the below reflects their compensation for 2016 only.

Name and principal position	Year	Salary ($)(1)	Bonus ($) (2)	Non- Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Ruben Mendoza	2016	$428,846	$—	$593,857	$49,117	$1,071,820
President and Chief Executive Officer	2015	$321,154	$1,129,917	$300,000	$24,827	$1,775,898
John Gorey	2016	$313,654	$—	$361,550	$19,775	$694,979
Chief Financial Officer	2015	$221,154	$420,465	$160,000	$9,625	$811,244
Pete Welly	2016	$313,654	$—	$345,700	$27,099	$686,453
Chief Operating Officer	2015	$221,154	$—	$160,000	$17,662	$398,816
Kirby Thompson	2016	$275,962	$—	$363,200	$17,425	$656,587
Senior Vice President of Sales & Marketing
Jim Carpenter	2016	$198,462	$—	$183,300	$26,400	$408,162
Vice President of Business Development

(1)
Each executive received one or more increases in his annual salary throughout the year as described in more detail above under "Compensation Discussion & Analysis-Components of Compensation-Base Salary." The amount in this column reflects the amount of salary for services performed during the calendar year.

(2)
Each of Mr. Mendoza and Mr. Gorey entered into a letter agreement on December 7, 2012 with CI (FBM) Holdings LLC, or CI Holdings, the former owner of Foundation Buildings Materials, LLC. Under such letter agreements, Messrs. Mendoza and Gorey were entitled to receive a bonus in connection with any transaction where CI Capital Partners II, L.P., or CI Capital, received a transaction fee, so long as Messrs. Mendoza and Gorey maintained a minimum ownership percentage in CI Holdings. The amount of each bonus was equal to the transaction fee received by CI Capital multiplied by the percentage equal to Messrs. Mendoza and Gorey’s respective ownership percentage in CI Holdings as of the date of the transaction. The amount in this column represents the bonus received by each of Mr. Mendoza and Mr. Gorey in connection with the Lone Star Acquisition pursuant to his letter agreement.

(3)
We maintain a bonus plan for executives as described in more detail above under "Compensation Discussion & Analysis-Components of Compensation-Annual Cash Incentives." These figures represent the actual bonus payouts under such plan for each relevant year.

(4)
The "All Other Compensation" column for 2016 includes, as applicable for each NEO: (a) Company matching contributions made by the Company under our 401(k) plan with respect to such period, (b) amounts paid to the NEO as an auto allowance, and (c) certain club membership costs. The amounts of each benefit included for each of our NEOs is reported in the table below.

Name	Company 401(k) Match	Auto Allowance	Club Membership Dues	Total
Ruben Mendoza	$12,000	$12,600	$24,517	$49,117
John Gorey	$12,000	$7,775	$—	$19,775
Pete Welly	$11,550	$—	$15,549	$27,099
Kirby Thompson	$6,625	$10,800	$—	$17,425
Jim Carpenter	$12,000	$14,400	$—	$26,400

Grants of Plan Based Awards

The following table sets forth information with respect to (1) the annual cash incentive bonuses awarded to each NEO for 2016, and (2) any LTIP awards granted to an NEO in 2016.

	Estimated Future Payments under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)		Maximum ($)
Ruben Mendoza
Annual Incentive Plan	N/A	600,000		640,000

John Gorey
Annual Incentive Plan	N/A	350,000		374,500

Pete Welly
Annual Incentive Plan	N/A	350,000		378,000

Kirby Thompson
Annual Incentive Plan	N/A	350,000		378,000
LTIP	N/A	0	(1)	N/A

Jim Carpenter
Annual Incentive Plan	N/A	180,000		188,000

(1)
Mr. Thompson was granted an additional 10,000 pool units under the LTIP during fiscal year 2016. The terms of the LTIP are described in detail above in the section entitled "Compensation Discussion & Analysis-Components of Compensation-Long-Term Incentives Following the Lone Star Acquisition." The value of such awards cannot be determined at the time of grant.

Potential Payments Upon Termination or Change in Control
Ruben Mendoza. Pursuant to his employment agreement, in the event that Mr. Mendoza’s employment is terminated by the Company without Cause or he resigns for Good Reason (in each case, as defined in such agreement), then subject to Mr. Mendoza’s execution and non-revocation of a waiver and general release of claims in a form provided by the Company and Mr. Mendoza’s compliance with the confidentiality, non-solicitation and non-disparagement restrictive covenants contained in his employment agreement, he would be entitled to (a) any accrued payments or benefits, including any then-unpaid annual cash performance bonus earned by Mr. Mendoza for the year prior to Mr. Mendoza’s termination, (b) continued payment of his base salary for a period of 24 months, (c) a monthly amount equal to (1) the monthly premium to cover Mr. Mendoza and his dependents for continuation coverage under Consolidated Omnibus Budget Reconciliation Act (COBRA) minus (2) the amount Mr. Mendoza would have had to pay to receive group health coverage based on the cost sharing levels in effect on his date of termination for twelve months (or if earlier, until he becomes eligible to receive healthcare coverage through subsequent employment or self-employment), and (d) payment of a pro-rata annual cash performance bonus for the period of the year that Mr. Mendoza was employed by the Company, based on actual performance during such year.
In addition, under his LTIP award agreement, in the event of a termination of employment for Cause (as defined in his employment agreement) Mr. Mendoza’s pool units (whether then vested or unvested) would be forfeited. In the event of a termination without Cause, resignation for Good Reason (as defined in his employment agreement), death or termination due to disability, all pool units (whether vested or unvested) would remain outstanding for a period of six (6) months from the date of such termination. Immediately thereafter, Mr. Mendoza would forfeit all pool units that were unvested as of the date of termination. Upon a resignation without Good Reason, Mr. Mendoza’s unvested pool units would be immediately forfeited. One tenth (15,500) of Mr. Mendoza’s LTIP pool units were vested as of December 31, 2016.
Assuming Mr. Mendoza's employment was terminated without Cause or in a resignation for Good Reason as of December 31, 2016, the payments and benefits that would have been provided to him in connection with his separation would have been as follows:

	Base Salary Continuation	Health Care Coverage Continuation(1)	Pro-Rata Annual Cash Performance Bonus	LTIP Pool Units	Total
Termination by the Company without Cause or Resignation For Good Reason	$1,000,000	$13,005	$593,857	Remain outstanding until June 30, 2017	$1,606,862
(1) Based on applicable COBRA rates in effect under Foundation Building Materials, LLC’s group health plan as of December 31, 2016.
Other Named Executive Officers.
Under their respective employment agreements, each of the other NEOs would be entitled to the following payments and benefits upon a termination of employment without Cause (as defined in such agreements) or a resignation for Good Reason (each as defined in such agreements): (a) any accrued payments or benefits, including any then-unpaid annual cash performance bonus earned for the year prior to the year of termination, (b) continued payment of the executive’s base salary for a period of 12 months and (c) payment of a pro-rata annual cash performance bonus for the period of the year that the executive was employed by the Company, based on actual performance during such year. Payment of such amounts is subject to the executive’s execution of a general release of claims and compliance with the restrictive covenants contained in their respective employment agreements.
In addition, under their respective LTIP award agreements, in the event of a termination of employment for Cause, the executive’s pool units (whether then vested or unvested) would be forfeited. In the event of a termination without Cause, resignation for Good Reason, death or termination due to disability, all pool units (whether vested or unvested) would remain outstanding for a period of six (6) months from the date of such termination. Immediately thereafter, the executive would forfeit all pool units that were unvested as of the date of termination. Upon a resignation without Good Reason, the Executive’s unvested pool units would be immediately forfeited.
The following pool units held by each NEO were vested as of December 31, 2016:

Name	Vested Pool Units
John Gorey	6,000
Pete Welly	6,000
Kirby Thompson	4,000
Jim Carpenter	4,000

Assuming each respective NEO’s employment was terminated without Cause or in a resignation for Good Reason as of December 31, 2016, the payments and benefits that would have been provided to each individual in connection with his separation would have been as follows. Pool units would similarly have remained outstanding for 6 months on a termination as a result of death or disability.

Name	Base Salary Continuation	Pro-Rata Annual Cash Performance Bonus	LTIP Pool Units	Total
John Gorey	$350,000	$361,550	Remain outstanding until June 30, 2017	$711,550
Pete Welly	$350,000	$345,700	Remain outstanding until June 30, 2017	$695,700
Kirby Thompson	$350,000	$363,200	Remain outstanding until June 30, 2017	$713,200
Jim Carpenter	$200,000	$183,300	Remain outstanding until June 30, 2017	$383,300
Director Compensation
In 2016, each of Messrs. Carruthers, Khan and Underhill received $75,000 in respect of their service as a member of the Board of LSF9 Cypress Holdings LLC. In addition, in January of 2016, each of Messrs. Carruthers, Khan and Underhill received a grant of 5,000 pool units under the LTIP. A total of 500 pool units subject to each such grant vests on each of the first three anniversaries of the grant date, subject to the relevant director’s continuous service on our Board. All pool units are generally forfeited on a termination of continuous service for cause or a resignation without good reason. Unvested pool units are forfeited on the date that is 6 months following a termination of continuous service without cause, with good reason or as a result of the participant’s death or disability.
For 2017, we will pay our independent directors an annual retainer of $65,000 per year for their services, with an additional $20,000 annual fee for service as chair of the audit committee, $12,000 for service as a member of the audit committee and $10,000 for service as a member of the compensation committee. In addition, we expect to pay any lead independent director an annual fee of $20,000. Such cash fees are expected to be paid quarterly in arrears. We also granted our independent directors an equity grant of restricted stock units valued at approximately $25,000 in connection with our initial public offering, which awards will vest in full one year from the grant date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
         Ownership of Equity Securities of the Company
The following table presents information regarding the beneficial ownership of our common stock as of March 22, 2017, by:
• our Named Executive Officers;
• our directors;
• all of our directors and executive officers as a group; and
• each stockholder known by us to be the beneficial owner of more than 5% of our common stock.
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to options and warrants that are exercisable or exercisable within 60 days of March 22, 2017 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the address of each individual listed below is c/o Foundation Building Materials, Inc., 2741 Walnut Avenue, Suite 200, Tustin, CA 92780.
The information presented in this table is based on 42,865,407 shares of our common stock outstanding on March 22, 2017:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
5% Stockholder
LSF9 Cypress Parent 2 LLC(1)	28,054,239	65.4%
Named Executive Officers:
Ruben Mendoza(2)(3)	65,330	*
John Gorey(2)(4)	12,000	*
Pete Welly(2)	5,500	*
Jim Carpenter(2)(5)	7,500	*
Kirby Thompson(2)	7,500	*
Ray Sears(2)	10,000	*
Richard Tilley(2)	3,600	*
Directors:
Kevin Barner(2)	—	—
Nick Beevers(2)	—	—
Court Carruthers	2,500	*
Fareed Khan	—	—
Dominic LaValle(2)	—	—
Samuel D. Loughlin(2)	—	—
Chris Meyer(2)	—	—
James Underhill	—	—
Kyle Volluz(2)	—	—
Grant Wilbeck(2)	—	—
All Executive Officers and Directors as a group (17 persons)	113,930	*

* Less than 1%

(1)
LSF9 Cypress Parent 2 LLC, a Delaware limited liability company, is a wholly owned by LSF9 Cypress LP, a Delaware limited partnership, which is controlled by its general partner, LSF9 GenPar LLC, a Delaware limited liability company, which is controlled by Lone Star Fund IX (U.S.), L.P., a Delaware limited partnership, which is controlled by its general partner, Lone Star Partners IX, L.P., a Bermuda exempted limited partnership, which is controlled by its general partner, Lone Star Management Co. IX, Ltd., a Bermuda exempted company, which is controlled by its sole owner (shareholder) John P. Grayken. The address for such persons is 2711 North Haskell Avenue, Suite 1700, Dallas, Texas 75204.

(2)
Owns interests in entities which own direct or indirect non-controlling interests in LSF9 Cypress Parent 2 LLC and therefore expressly disclaims any beneficial ownership of our common stock owned by LSF9 Cypress Parent 2 LLC.

(3)
Includes 12,500 shares held by the Ruben and Heidi Mendoza Irrevocable Trust dated Jan. 1, 2007. Mr. Mendoza disclaims beneficial ownership of any securities in which he does not have a pecuniary interest. Includes 21,430 shares held by Milosophia LLC. Mr. Mendoza disclaims beneficial ownership of any securities in which he does not have a pecuniary interest. Includes 31,400 shares held by The Mendoza Family Trust dated June 3, 2003.

(4)	Includes 12,000 shares held by the John and Claudia Gorey Trust dated October 7, 2006.

(5)	Includes 7,500 shares held by The Carpenter Family Trust dated April 24, 1997.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
        Relationships with Lone Star and Affiliates
Lone Star beneficially owns 65.4% of our outstanding common stock.
For as long as Lone Star and its affiliates continue to beneficially own shares of common stock representing more than a majority of the voting power of our common stock, they will be able to direct the election of all of the members of our Board and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, Lone Star will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to them.
Lone Star is not subject to any contractual obligations to retain its controlling interest, except that it has agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of common stock for a period of 180 days after February 9, 2017 without the prior written consent of the representatives of the underwriters. Except for this period, there can be no assurance as to the period of time during which Lone Star will maintain its beneficial ownership of our common stock. Following this period, Lone Star will have rights to cause us to register its shares as described under "-- Registration Rights Agreement" below.
Asset Advisory Agreement
In connection with the Lone Star Acquisition, on October 9, 2015, Parent and Hudson Americas L.P., or the Manager, an affiliate of Lone Star, entered into an Asset Advisory Agreement, or the Asset Advisory Agreement. Pursuant to the Asset Advisory Agreement, the Manager provides certain asset management services with respect to the Company, its subsidiaries and its and their respective assets or acquired equity interests, or the Assets collectively, including: (i) communicating and coordinating with any personnel or other service providers hired by Parent or its subsidiaries with respect to the Assets; (ii) assisting and advising Parent in the pursuit of the Company’s long-term plan developed and adopted by Parent with respect to the Assets; (iii) subject to the availability of sufficient funds, implementing the long-term plan and managing the Assets in accordance with the long-term plan; and (iv) taking any actions as it deems necessary or appropriate to protect the interests of Parent with respect to the Assets in response to certain emergency situations. Pursuant to the Asset Advisory Agreement, Parent pays the Manager an amount equal to 110% of the hourly billing rates of the individuals performing management services, and all expenses incurred by the Manager on behalf of Parent will be paid by Parent. The Asset Advisory Agreement is terminable by Parent, the Manager or Lone Star upon 30 days’ notice from one party to the others. In the year ended December 31, 2016, we made payments of approximately $3.2 million to Manager, an affiliate of Lone Star under this agreement.

This agreement was terminated upon the completion of our IPO.

Registration Rights Agreement
We entered into a registration rights agreement with Lone Star in connection with the IPO. The terms of the registration rights agreement include provisions for demand registration rights and piggyback registration rights in favor of Lone Star. The registration rights agreement will not provide for the payment of any consideration by us to Lone Star if a registration statement for the resale of shares of common stock held by Lone Star is not declared effective or if the effectiveness is not maintained. 28,054,239 shares of our common stock are entitled to these registration rights. However, the underwriting agreement entered into in connection with the IPO prohibits us from a filing any registration statement for the resale of shares of common stock held by Lone Star for a period of 180 days from February 9, 2017 without the prior consent of the representatives.
Tax Receivable Agreement
We have entered into a tax receivable agreement with Lone Star. We and our subsidiaries have generated, or are expected to generate, the Covered Tax Benefits, which may reduce the actual liability for certain taxes that we might otherwise be required to pay. These Covered Tax Benefits include: (i) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we have in our assets as of the time of the IPO, (ii) the utilization of our and our subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to the IPO, (iii) deductions in respect of payments made, funded or reimbursed by Lone Star under the LTIP,

(iv) deductions in respect of transaction expenses attributable to certain acquisitions made by us prior to the IPO, (v) deductions in respect of the debt issuance costs and original issue discount associated with certain of our financing agreements, (vi) deductions in respect of offering-related expenses and (vii) certain other tax benefits attributable to payments made under the tax receivable agreement. The tax receivable agreement provides for payments to Lone Star in an amount equal to 90% of the aggregate reduction in U.S. federal, state, local and non-U.S. income taxes payable realized by us and our subsidiaries (using an assumed combined state and local tax rate of 5%) from the utilization of such Covered Tax Benefits.
The obligations under the tax receivable agreement are our obligations and not obligations of our subsidiaries and are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. For purposes of the tax receivable agreement, the aggregate reduction in income tax payable by us will be computed by comparing our actual income tax liability with our hypothetical liability had we not been able to utilize the Covered Tax Benefits, taking into account several assumptions and adjustments, including, for example, that:

•	we will pay state and local tax at a rate of 5%, even though our actual effective state and local tax rate may be materially lower;

•	tax benefits existing at the time of the offering are deemed to be utilized before any post-closing/after-acquired tax benefits;

•	a non-taxable transfer of assets by us to a non-consolidated entity is treated under the tax receivable agreement as a taxable sale at fair market value; and

•
a taxable sale or other taxable transfer of subsidiary stock by us (in cases where the subsidiary’s tax basis in its assets exceeds our tax basis in the subsidiary’s stock) is treated under the tax receivable agreement as a taxable sale of the subsidiary’s assets.

The foregoing assumptions and adjustments could cause us to be required to make payments under the tax receivable agreement that are significantly greater than the benefits we realize in respect of the Covered Tax Benefits.
The tax receivable agreement will remain in effect until all such Covered Tax Benefits have been used or expired, unless the agreement is terminated early, as described below.
We expect that the payments we make under the tax receivable agreement could be substantial. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the tax receivable agreement, we expect that future payments under the tax receivable agreement will total between approximately $190.0 million and $220.0 million (excluding any payments that may be made to Lone Star under the tax receivable agreement as a result of tax benefits recognized in connection with payments under the LTIP). Depending on the amount and timing of our future earnings (if any) and on other factors, including the effect of any limitations imposed on our ability to use the Covered Tax Benefits, it is possible that all payments required under the tax receivable agreement could become due within a relatively short period of time. The actual amount and utilization of the Covered Tax Benefits, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
Payments under the tax receivable agreement are generally due within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, but interest on such payments will begin to accrue at a rate of LIBOR plus 300 basis points from the due date (without extensions) of such tax return. Late payments will generally accrue interest at a rate of LIBOR plus 625 basis points.
The tax receivable agreement provides that if, at any time, we elect an early termination of the tax receivable agreement with approval of a majority of our independent directors and with Lone Star’s consent, we are in material breach of our obligations under the agreement, certain credit events described in the tax receivable agreement occur with respect to us, Lone Star elects to terminate the tax receivable agreement following certain changes of control or Lone Star elects to terminate the tax receivable agreement on or after the fifteenth anniversary of the IPO, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits to Lone Star. Such payment would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income and tax liabilities to fully utilize such tax benefits. We may elect to completely terminate the tax receivable agreement early only with the written approval of Lone Star. The tax receivable agreement also provides that, in the event that Lone Star does not elect to terminate the tax receivable agreement upon certain changes of control, our (or our successor’s) payments under the tax receivable agreement for each taxable year after any such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Covered Tax Benefits. Accordingly, payments under the tax receivable agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

In addition, were the Internal Revenue Service to successfully challenge the availability or amount of any of the Covered Tax Benefits, Lone Star would not reimburse us for any payments previously made under the tax receivable agreement, but future payments under the tax receivable agreement, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the Internal Revenue Service. As a result, we could make payments under the tax receivable agreement in excess of our actual cash savings in income tax.
We have full responsibility and sole discretion over all tax matters concerning the Company. However, we will be required to notify Lone Star of any audit by a taxing authority, the outcome of which is reasonably expected to affect Lone Star’s rights under the tax receivable agreement. We will not have the right to enter into any settlement of such an audit without the consent of Lone Star (not to be unreasonably withheld, conditioned or delayed).
For so long as the tax receivable agreement remains outstanding, without the prior written consent of Lone Star (not to be unreasonably withheld, conditioned or delayed), we are restricted from (x) entering into any agreement or amendment, after Lone Star ceases to control the Company, that would materially restrict (or in the case of amendments, further restrict beyond the restrictions in the Company’s existing financing agreements) our ability to make payments under the tax receivable agreement, or (y) unless permitted by the terms of the Indenture and the ABL Credit Agreement or any replacement senior debt document to the extent that the terms thereof are no less restrictive in this regard than the Indenture and the ABL Credit Agreement, incurring debt that would cause our consolidated total leverage ratio (the ratio of consolidated total indebtedness for borrowed money less balance sheet cash to consolidated EBITDA) to exceed 6.00 to 1.00. In addition, we are prohibited under the tax receivable agreement from replacing our existing financing agreements with any senior debt document that does not permit our subsidiaries to make dividends to us to the extent necessary to make the payments under the tax receivable agreement, without conditions, unless Lone Star otherwise consents.
Related Party Sales Transactions
During 2016, the Company sold products to a company that is owned by Mr. Mendoza. Total sales for the year ended December 31, 2016 were $0.5 million. At December 31, 2016, the accounts receivable balance was $0.0 million.
Executive Officer and Director Indemnification Agreements
Our amended and restated bylaws permit us to indemnify our executive officers and directors to the fullest extent permitted by law, subject to limited exceptions. We have entered into indemnification agreements with each of our executive officers and directors at the time of the IPO that will provide, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.
Review and Approval of Related Party Transactions
In connection with the IPO, our Board adopted a written policy pursuant to which the Audit Committee will review and approve transactions with our directors, officers and holders of more than 5% of our voting securities and their affiliates. Prior to approving any transaction with a related party, the Audit Committee will consider the material facts as to the related party’s relationship with us or interest in the transaction. Related party transactions will not be approved unless the Audit Committee has approved of the transaction. The transactions described above were entered into prior to the adoption of this policy and therefore were not approved pursuant to the terms thereof.

Item 14.    Principal Accounting Fees and Services.
The following table presents fees for professional services rendered by Deloitte and Touche, LLP, or Deloitte, for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2016 and 2015, and fees billed for audit-related services, tax services and all other services rendered by Deloitte for the years ended December 31, 2016 and 2015.

Description	Year Ended December 31, 2016		Year Ended December 31, 2015
Audit fees	$2,314,950	$	$1,794,425
Audit-related fees	1,168,820		—
Tax fees	211,030		169,249
All other fees	—		—

Audit Fees
        Fees for audit services include aggregate fees billed for professional services rendered for the annual audits of the Company's financial statements included in this Annual Report on Form 10-K, other SEC filings and audit consultations including services related to our initial public offering.

Audit-Related Fees
        This category includes fees for services that are reasonably related to the performance of the audit or review of financial statements but are not included in "Audit Fees."

Tax Fees
        This category consists of fees for tax advice, planning and compliance principally in connection with the preparation of our tax returns.

All Other Fees
        This category consists of fees for services that are not included in the above categories and primarily includes fees for obtaining access to an online accounting research tool.

        Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm be pre-approved by the Audit Committee, or a designated Audit Committee member. These services may include audit services, audit-related services, tax services and other services. All permissible non-audit services provided by our independent registered public accounting firm have been pre-approved by the Audit Committee or a designated Audit Committee member. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the accountants' independence and determined that it is consistent with such independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following are filed as part of this Annual Report:

1.Financial Statements

The following consolidated financial statements for Foundation Building Materials, Inc. are included in Item 8, Financial Statements and Supplementary Data.

•Balance Sheets at December 31, 2016 and October 27, 2016
•Notes to Consolidated Financial Statements

The following consolidated financial statements for LSF9 Cypress Holdings, LLC are included in Item 8.

•Consolidated Balance Sheets at December 31, 2016 and 2015
•Consolidated Statements of Operations for the Year ended December 31, 2016, the Period from January 1, 2015 to October 8, 2015, the Period from October 9, 2015 to December 31, 2016 and the Year ended December 31, 2014
•Consolidated Statements of Comprehensive Loss for the Year ended December 31, 2016, the Period from January 1, 2015 to October 8, 2015, the Period from October 9, 2015 to December 31, 2016 and the Year ended December 31, 2014
•Consolidated Statements of Member's Equity for the Year ended December 31, 2016, the Period from January 1, 2015 to October 8, 2015, the Period from October 9, 2015 to December 31, 2016 and the Year ended December 31, 2014
•Consolidated Statements of Cash Flows for the Year ended December 31, 2016, the Period from January 1, 2015 to October 8, 2015, the Period from October 9, 2015 to December 31, 2016 and the Year ended December 31, 2014
•Notes to Consolidated Financial Statements

2.     Financial Statements Schedules

The following Schedule for LSF9 Cypress Holdings, LLC is included in Item 8, Financial Statements and Supplementary Data:

•Schedule II - Valuation and Qualifying Accounts

3.     Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewithin
2.1+	Share Purchase Agreement, dated as of July 4, 2016, by and among Construction Products Acquisition, LLC, Superior Plus LP and Superior Plus U.S. Holdings Inc.	S-1	333-215557	2.1	1/13/2017
2.2+	First Amendment to Share Purchase Agreement, dated as of August 9, 2016, by and among Construction Products Acquisition, LLC, Superior Plus LP, and Superior Plus U.S. Holdings Inc.	S-1	333-215557	2.2	1/13/2017
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-215557	3.1	1/31/2017
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-215557	3.2	1/31/2017
4.1	Form of Registration Rights Agreement between Foundation Building Materials, Inc. and LSF9 Cypress Parent 2 LLC	S-1	333-215557	4.1	1/31/2017
4.2	Indenture, dated as of August 9, 2016, by and among LSF9 Cypress Holdings LLC, FBM Finance, Inc., each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	S-1	333-215557	4.2	1/13/2017
10.1	ABL Credit Agreement, dated as of August 9, 2016, by and among LSF9 Cypress Parent LLC, LSF9 Cypress Holdings LLC, the Additional US Borrowers party thereto, the Canadian Borrowers party thereto, the lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent, Bank of America, N.A., as Collateral Agent, Goldman Sachs Bank USA, Bank of America, N.A., as Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and RBC Capital Markets, as Joint Bookrunner	S-1	333-215557	10.1	1/13/2017

10.2	Incremental Facility Amendment to ABL Credit Agreement, dated as of September 23, 2016, by and among LSF9 Cypress Holdings LLC, the Additional US Borrowers party thereto, the Additional Canadian Borrowers party thereto, LSF9 Cypress Parent LLC, the lenders and issuing banks party thereto, Goldman Sachs Bank USA, as Administrative Agent, Bank of America, N.A., as Collateral Agent, and Goldman Sachs Bank USA, Bank of America, N.A. and Wells Fargo Bank, National Association, acting as Joint Lead Arrangers and Joint Bookrunners and RBC Capital Markets, acting as Joint Bookrunner	S-1	333-215557	10.2	1/13/2017
10.3	Form of Tax Receivable Agreement.	S-1	333-215557	10.3	1/13/2017
10.4	Form of Indemnification Agreement.	S-1	333-215557	10.4	1/31/2017
10.5	Asset Advisory Agreement, dated as of August 10, 2015, by and among Hudson Americas L.P., LSF9 Cypress Parent LLC, and Lone Star Fund IX (U.S.), L.P.	S-1	333-215557	10.5	1/13/2017
10.6#	Employment Agreement by and between Foundation Building Materials, LLC and Ruben Mendoza dated as of October 9, 2015.	S-1	333-215557	10.6	1/13/2017
10.7#	Employment Agreement by and between Foundation Building Materials, LLC and John Gorey dated as of October 9, 2015.	S-1	333-215557	10.7	1/13/2017
10.8#	Employment Agreement by and between Foundation Building Materials, LLC and Pete Welly dated as of October 9, 2015.	S-1	333-215557	10.8	1/13/2017
10.9#	Foundation Building Materials, Inc. 2017 Stock Incentive Plan.	S-8	333-216059	99.1	2/14/2017
10.10#	Form of Grant Notice for 2017 Stock Incentive Plan Nonqualified Stock Options Award.	S-1	333-215557	10.10	1/31/2017
10.11#	Form of Grant Notice for 2017 Stock Incentive Plan Incentive Stock Options Award.	S-1	333-215557	10.11	1/31/2017
10.12#	Form of Grant Notice for 2017 Stock Incentive Plan Restricted Stock Award.	S-1	333-215557	10.12	1/31/2017
10.13#	Form of Grant Notice for 2017 Stock Incentive Plan Restricted Stock Unit Award.	S-1	333-215557	10.13	1/31/2017
10.14#	Form of Grant Notice for 2017 Stock Incentive Plan Performance Restricted Stock Unit Award.	S-1	333-215557	10.14	1/31/2017
10.15#	LSF9 Cypress Parent, LLC Long Term Incentive Plan (with form of award agreement).	S-1	333-215557	10.15	1/13/2017

10.16#	First Amendment to LSF9 Cypress Parent, LLC Long Term Incentive Plan.	S-1	333-215557	10.16	1/13/2017
10.17#	Employment Agreement by and between Foundation Building Materials, LLC and Kirby Thompson dated as of October 9, 2015.					X
10.18#	Employment Agreement by and between Foundation Building Materials, LLC and Jim Carpenter dated as of October 9, 2015.					X
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.					X
23.2	Consent of Deloitte & Touche LLP.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

#	Denotes management compensatory plan or arrangement

+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foundation Building Materials, Inc.

By: /s/ RICHARD TILLEY

Name: Richard Tilley
Title: Vice President, Secretary and General Counsel
Date: March 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RUBEN MENDOZA _________________________________ Ruben Mendoza	President and Chief Executive Officer, Director (Principal Executive Officer)	March 27, 2017

/s/ JOHN GOREY _________________________________ John Gorey	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 27, 2017

/s/ KEVIN BARNER _________________________________ Kevin Barner	Director	March 27, 2017

/s/ NICK BEEVERS _________________________________ Nick Beevers	Director	March 27, 2017

/s/ COURT CARRUTHERS _________________________________ Court Carruthers	Director	March 27, 2017

/s/ FAREED KHAN _________________________________ Fareed Khan	Director	March 27, 2017

/s/ DOMINIC LAVALLE _________________________________ Dominic LaValle	Director	March 27, 2017

/s/ SAMUEL D. LOUGHLIN _________________________________ Samuel D. Loughlin	Director	March 27, 2017

/s/ CHRIS MEYER _________________________________ Chris Meyer	Director	March 27, 2017

/s/ JAMES UNDERHILL _________________________________ James Underhill	Director	March 27, 2017

/s/ KYLE VOLLUZ _________________________________ Kyle Volluz	Director	March 27, 2017

/s/ GRANT WILBECK _________________________________ Grant Wilbeck	Director	March 27, 2017