Form 10-Q
period 2017-03-31
Foundation Building Materials, Inc.
filed 2017-05-10
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from to

Commission File Number: 001-38009

FOUNDATION BUILDING MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware		81-4259606
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2741 Walnut Avenue, Suite 200
Tustin, CA		92780
(Address of principal executive offices)		(Zip Code)
(714) 380-3127
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5th, 2017, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,865,407.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information
Item 1. Financial Statements

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,793	$28,552
Accounts receivable—net of allowance for doubtful accounts of $5,258 at March 31, 2017 and $5,685 at December 31, 2016	274,474	261,686
Other receivables	40,430	52,845
Inventories	160,498	157,991
Prepaid expenses and other current assets	11,751	12,516
Total current assets	495,946	513,590
Property and equipment, net	145,540	144,387
Intangibles assets, net	207,477	215,381
Goodwill	446,041	437,935
Other assets	8,500	9,692
Total assets	$1,303,504	$1,320,985
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$128,527	$119,788
Accrued payroll and employee benefits	19,203	26,956
Accrued taxes	8,915	9,151
Other current liabilities	34,270	49,613
Total current liabilities	190,915	205,508
Asset-based credit facility	42,000	208,469
Long-term portion of notes payable, net	527,632	525,487
Tax receivable agreement	203,837	—
Deferred income taxes, net	29,119	26,867
Other liabilities	12,543	26,138
Total liabilities	1,006,046	992,469
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000, none issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized shares—190,000,000
Issued and outstanding shares—42,865,407 at March 31, 2017 and 29,974,239 at December 31, 2016	13	—
Additional paid-in capital	329,704	364,815
Accumulated deficit	(32,368)	(36,296)
Accumulated other comprehensive income (loss)	109	(3)
Total stockholders' equity	297,458	328,516
Total liabilities and stockholders' equity	$1,303,504	$1,320,985
See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$479,457	$244,605
Cost of goods sold (exclusive of amortization and depreciation)	339,546	172,360
Gross profit	139,911	72,245
Operating expenses:
Selling, general and administrative expenses	113,062	56,771
Depreciation and amortization	18,396	9,613
Total operating expenses	131,458	66,384
Income from operations	8,453	5,861
Interest expense	(15,249)	(8,036)
Other income, net	13,289	10
Income (loss) before income taxes	6,493	(2,165)
Income tax expense (benefit)	2,564	(904)
Net income (loss)	$3,929	$(1,261)

Earnings (loss) per share data:
Basic	$0.11	$(0.04)
Diluted	$0.11	$(0.04)
Weighted average shares outstanding:
Basic	37,273,156	29,974,239
Diluted	37,273,156	29,974,239

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$3,929	$(1,261)
Other comprehensive income (loss):
Foreign currency translation adjustment	573	—
Unrealized loss on derivative, net of taxes of $296	(461)	—
Total other comprehensive income	112	—
Total comprehensive income (loss)	$4,041	$(1,261)

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,929	$(1,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,131	2,521
Amortization of intangible assets	11,265	7,092
Amortization of debt issuance costs and debt discount	2,399	892
Inventory fair value adjustment	71	990
Stock-based compensation	1,553	—
Provision for doubtful accounts	135	586
Unrealized gain on derivative instruments, net	(13,219)	—
Loss on disposal of property and equipment	152	100
Deferred income taxes	2,543	(450)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,273)	(5,129)
Other receivables	12,595	10,580
Inventories	(2,137)	(3,542)
Prepaid expenses and other current assets	787	(526)
Other assets	158	117
Accounts payable	8,249	15,467
Accrued payroll and employee benefits	(7,793)	(2,461)
Accrued taxes	(238)	—
Other liabilities	(15,424)	287
Net cash provided by operating activities	883	25,263
Cash flows from investing activities:
Capital expenditures	(7,572)	(3,185)
Proceeds from the disposal of fixed assets	98	—
Acquisitions	(13,195)	—
Net cash used in investing activities	(20,669)	(3,185)
Cash flows from financing activities:
Proceeds from asset-based credit facility	114,500	—
Repayments of asset-based credit facility	(281,032)	(15,000)
Principal payments on long-term debt	—	(613)
Principal repayment of capital lease obligations	(691)	—
Issuance of common stock	164,189	—
Capital contributions	2,997	—
Net cash used in financing activities	(37)	(15,613)
Effect of exchange rate changes on cash	64	—
Net (decrease) increase in cash	(19,759)	6,465
Cash and cash equivalents at beginning of period	28,552	10,662
Cash and cash equivalents at end of period	$8,793	$17,127

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$39	$302
Cash paid during the period for interest	$25,308	$7,068
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$461	$—
Assets acquired under capital lease	$378	$—
Goodwill adjustment for purchase price allocation	$723	$—
Tax receivable agreement	$203,837	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

1.    Organization and Nature of the Business

Foundation Building Materials, Inc. (the "Company") was formed on October 27, 2016 (inception). The initial stockholder of the Company was LSF9 Cypress Parent 2 LLC, ("Parent 2") which held all of the Company's authorized, issued and outstanding shares of common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated. The Company has two reportable segments, Specialty Building Products and Mechanical Insulation. Resources are allocated and performance is assessed by the Company's CEO, who is the Chief Operating Decision Maker ("CODM").

Reorganization

On February 8, 2017, FBM Alpha LLC, (formerly known as LSF9 Cypress Parent, LLC), transferred its wholly owned direct subsidiary, FBM Beta LLC, (formerly known as LSF9 Cypress Holdings, LLC), and indirectly FBM Finance, Inc. to the Company, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by the Company (the "Reorganization").

Initial Public Offering

Following the Reorganization, on February 15, 2017, the Company completed an initial public offering ("IPO") in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts, commissions and estimated expenses, the net proceeds to the Company from the IPO were approximately $161.3 million. The Company used these net proceeds to repay $161.3 million of borrowings outstanding under its asset-based lending credit facility (the "ABL Facility"). The proceeds of $161.3 million were recorded in equity, with approximately $13,000 recorded for the par value of the common stock and the remaining amount recorded in additional paid-in capital. The underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from Parent 2 and those shares were purchased on February 24, 2017. The Company did not receive any proceeds from the sale of shares by Parent 2.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period, divided by the weighted average number of common shares outstanding for the period.

The following are the common share amounts used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended March 31,
	2017	2016
Weighted average shares used in basic computations	37,273,156	29,974,239
Dilutive effect of stock options and restricted stock units	—	—
Weighted average shares used in diluted computations	37,273,156	29,974,239

For the three months ended March 31, 2016, there were no unvested equity securities outstanding, therefore, the basic and diluted share count were the same. For the three months ended March 31, 2017, there were approximately 108,000 shares not included in the computation of diluted weighted average common shares because their effect would have been antidilutive.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017 (the "2016 10-K").

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which applies to inventory valued at first-in, first-out or average cost. ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value (i.e., selling price less reasonable completion and disposal costs), rather than at the lower of cost or market. ASU 2015-11 is effective on a prospective basis for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2017 and the adoption thereof did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. This guidance will require recognizing the Company’s excess tax benefits on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows rather than a financing activity. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on January 1, 2017 and the adoption thereof did not have a material impact on the Company's consolidated financial statements. However, the adoption of this guidance will result in excess tax benefits or deficiencies related to the exercise of share-based compensation awards to employees being included in the determination of the Company’s income tax provision, which could significantly impact the Company’s consolidated net income in future periods. As of March 31, 2017, the Company is unable to quantify the expected financial impact to its future periods' consolidated net income.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The ASU also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. Additional ASUs have been issued to amend or clarify the guidance in this ASU as follows:

•
ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.

•
ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition.

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

The guidance in these ASUs is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is in the early stages of evaluating the amended revenue recognition guidance in Topic 606. The evaluation has yet to progress to a stage where there is sufficient information for a preliminary position of the impact on the Company’s consolidated financial statements. Therefore, the Company is unable at this time to provide (i) qualitative financial

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

statement disclosures of the potential impact that this standard will have on its financial statements when adopted, (ii) a description of the effects of the accounting policies it expects to apply, (iii) a comparison to its current revenue recognition policies and (iv) a method for adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments by modifying how entities measure and recognize equity investments and present changes in the fair value of financial liabilities, and by simplifying the disclosure guidance for financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather require an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Net Investment Hedge

As of March 31, 2017 and December 31, 2016, the amount of notional foreign exchange contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
The net investment hedge is measured at fair value within the consolidated balance sheet either as an asset or a liability. At March 31, 2017 and December 31, 2016, the fair value of the derivative instrument was $1.7 million and $2.4 million, respectively and was recorded in non-current other assets.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

The Company recognized a loss of $0.5 million, net of taxes, for the three months ended March 31, 2017, recorded in comprehensive income (loss) related to the net investment hedge. The Company also recorded the ineffective portion of the loss relating to the net investment hedge for the three months ended March 31, 2017 totaling $67,000 in other income. The Company did not have any foreign exchange contracts during the three months ended March 31, 2016.

Embedded Derivative

The Company has the option to prepay its $575.0 million Senior Secured Notes due 2021 (the "Notes") at any time prior to August 15, 2018 at a price equal to 100% of the principal amount, plus the applicable premium and any accrued and unpaid interest and redemption on and after August 15 of the subsequent years are subject to the applicable premium, in each case as set forth in the indenture governing the Notes.
Prior to August 15, 2018, in the event of equity offerings, the Company has the option to prepay 40% of the Notes using the proceeds from such offering within 180 days from closing of the offering. However, 50% of the principal needs to remain outstanding. The redemption price is determined at 108.25% plus accrued and unpaid interest.

The optional prepayment subsequent to an equity offering constitutes an embedded derivative and is bifurcated from the debt host and accounted for separately. The embedded derivative is recorded at fair value at inception and on an ongoing basis, with any changes in fair value from inception recorded in earnings. The fair value of the embedded derivative at March 31, 2017 and December 31, 2016 was $0 and $13.2 million, respectively. The fair value of the embedded derivative was included in the balance sheet as non-current other liabilities. The change in fair value in the amount of $13.2 million for the three months ended March 31, 2017 was included in the statements of operation in other income. The Company did not have an embedded derivative during the three months ended March 31, 2016 as the Notes were issued in August 2016.

See Note 7, Asset-Based Credit Facility and Senior Notes Payable, to the Company's Consolidated Financial Statements included in the 2016 10-K for a more detailed discussion of the Notes.

4.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly the results of operations of acquired entities are included in the Company’s condensed consolidated financial statements from the acquisition date. The purchase price is allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of March 31, 2017. The fair value of acquired intangible assets, primarily related to tradenames and customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, royalty rates, attrition rates and discount rates.

Dominion Interior Supply

On January 1, 2017, the Company acquired the operations and certain assets of Dominion Interior Supply Corporation and Dominion Interior Supply of Roanoke LLC (collectively "Dominion Interior Supply") for a total purchase price of $13.1 million, subject to normal working capital adjustments. Dominion Interior Supply was a supplier of suspended ceiling systems to commercial and residential developers in the Virginia and North Carolina areas. The acquisition was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill. The Company estimated the fair value of the assets acquired and liabilities assumed as part of the business combination, including working capital, property and equipment, and customer relationships. The purchase price allocation for the acquisition is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

(in thousands)	Dominion Interior Supply
Assets acquired:
Accounts receivable	$1,425
Other receivables	88
Inventories	1,119
Prepaids and other current assets	12
Property and equipment	476
Goodwill	7,192
Intangible assets	3,300
Other assets	5
Total assets acquired:	13,617
Liabilities assumed:
Accounts payable	(396)
Accrued expenses and other current liabilities	(26)
Total liabilities assumed	(422)
Total net assets acquired	$13,195

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill and intangible assets recognized from the acquisition are expected to be deductible for tax purposes. The acquisition was treated as an asset purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships.

5.    Goodwill and Intangible Assets

The change in goodwill from December 31, 2016 to March 31, 2017 consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2016	$437,935
Goodwill acquired	7,192
Purchase price allocation from prior periods	723
Impact of foreign exchange rates	191
Balance at March 31, 2017	$446,041

As of March 31, 2017, goodwill allocated to the Specialty Building Products and Mechanical Insulation segments was $440.7 million and $5.3 million, respectively. As of December 31, 2016, goodwill allocated to the Specialty Building Products and Mechanical Insulation segments was $432.6 million and $5.3 million, respectively.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$15,980	$(4,887)	$11,093	$15,980	$(4,097)	$11,883
Customer relationships	239,056	(45,941)	193,115	235,690	(35,550)	200,140
Other intangible assets	3,850	(581)	3,269	3,852	(494)	3,358
	$258,886	$(51,409)	$207,477	$255,522	$(40,141)	$215,381

6.    Tax Receivable Agreement Liability

In connection with the IPO, the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances are deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (i) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. As of March 31, 2017, the Company recorded an undiscounted estimated liability of $203.8 million with a corresponding offset to additional paid-in capital for the TRA. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early.

7.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of cumulative unrealized foreign currency translation adjustments and unrealized gains on certain derivative instruments. During the three months ended March 31, 2017, there were no reclassifications out of accumulated other comprehensive loss.
The components of accumulated other comprehensive loss for the three months ended March 31, 2017 were as follows (in thousands):

	Cumulative unrealized foreign currency translation losses	Unrealized gain on derivative, net of tax	Total
Balance at December 31, 2016	$(1,464)	$1,461	$(3)
Other comprehensive income (loss)	573	(461)	112
Balance at March 31, 2017	$(891)	$1,000	$109

8.    Contingencies

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

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of March 31, 2017, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

9.    Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt and accrued liabilities. The carrying value of the Company’s accounts receivable, trade payables, the ABL Facility and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired.
The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at March 31, 2017 is as follows (in thousands):

	Fair Value Measurements at March 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current asset (liabilities)
Derivative asset (Note 3)	$—	$1,687	$—	$1,687
The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2016 is as follows (in thousands):

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current asset (liabilities)
Derivative asset (Note 3)	$—	$2,475	$—	$2,475
Derivative liability (Note 3)	$—	$(13,250)	$—	$(13,250)
The fair values of derivative assets and liabilities are determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparties, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.
The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

	Fair Value Measurements at March 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Senior secured notes	$527,632	$—	$615,618	$—	$615,618

10.    Income Taxes

For the three months ended March 31, 2017 and 2016, the effective tax rates were 39.5% and 41.8%, respectively. The variance from statutory tax rates is primarily due to state income taxes.

11.    Segments

Segment information is presented in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s CODM in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.
Based on the provisions of ASC 280, the Company has defined its operating segments by considering management structure and product offerings. This evaluation resulted in the following reportable segments:

•
Specialty Building Products ("SBP")—SBP distributes wallboard and accessories, metal framing, suspended ceiling systems and other products. Other products include stucco and exterior insulation and finish systems, as well as complementary offerings, such as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

•
Mechanical Insulation ("MI")—MI distributes and fabricates commercial and industrial insulation for pipes and mechanical systems and the primary end markets served are new non-residential construction, non-residential repair and remodel construction and industrial markets.

In addition to the two reportable segments, the Company’s consolidated results include corporate activities, which include depreciation and amortization.
For purposes of evaluation under these segment reporting principles, the CODM assesses the Company’s ongoing performance based on the periodic review of net sales and gross profit. The Company has not disclosed asset information by segment as its CODM does not use such information for purposes of allocating resources and assessing performance.
The following tables present net sales and gross profit for each reportable segment (in thousands):

	Three Months Ended March 31,
	2017		2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$418,463	$122,426	$244,605	$72,245
MI	60,994	17,485	—	—
Consolidated	$479,457	$139,911	$244,605	$72,245
Total gross profit	139,911		72,245
Total operating expenses	(131,458)		(66,384)
Interest expense	(15,249)		(8,036)
Other income, net	13,289		10
Income (loss) before income taxes	$6,493		$(2,165)

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$426,941	$244,605
Canada	52,516	—
	$479,457	$244,605
The Company’s net sales from external customers by main product line are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Wallboard and accessories	$209,459	$128,280
Metal framing	68,121	42,958
Suspended ceiling systems	72,534	26,216
Other products	83,126	47,151
Commercial and industrial insulation	46,217	—
Net sales	$479,457	$244,605

12. Other Current Liabilities

The balance of other current liabilities consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accrued expenses	$15,917	$14,572
Accrued interest	6,257	18,915
Accrued other	12,096	16,126
Total other current liabilities	$34,270	$49,613

13. Subsequent Events

On April 3, 2017, the Company acquired the operations and certain assets of the specialty building products division of Irwin Builders Supply Corporation ("Irwin") located in Irwin, Pennsylvania. Irwin was a provider of a broad range of building products including drywall, metal studs, ceiling and wall systems, insulation and other complementary products to the Pennsylvania market.

On April 30, 2017, the Company acquired the operations and certain assets of the Atlanta branch of Trident Distribution, a division of Performance Contracting, Inc. ("Trident"). Trident was a distributor of mechanical insulation and related products. Trident offered insulation fabrication services in addition to a full line of commercial and industrial insulation products and accessories supplying mechanical insulation contractors across the Georgia market.

On May 1, 2017, the Company acquired all of the stock of Wallboard, Inc. ("Wallboard") with two branch locations in the Minneapolis-St. Paul metropolitan area. Wallboard was an independent distributor of wallboard, steel framing, insulation and finishing products primarily servicing the commercial segment as well as the multi-family segment of the residential business.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

On May 1, 2017, the Company acquired the operations and certain assets of Gypsum Wallboard Supply, Inc. ("GWSI") in Tacoma, Washington. GWSI was an independent distributor of specialty building products including wallboard, steel framing, suspended ceiling systems and other complementary products. GWSI primarily serviced the commercial segment as well as the multi-family segment of the residential business in the Seattle metropolitan market.

The purchase price allocations for these acquisitions are in process and are subject to change as additional information becomes available concerning the fair values and tax bases of the acquired assets and liabilities. Any adjustments to the purchase price allocations will be made as soon as practicable but no later than one year from the acquisition dates.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, and our management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017, or the 2016 10-K, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the largest specialty distributor of suspended ceiling systems in the United States and Canada. We are the second largest specialty distributor of wallboard in the United States and Canada. We are the fastest growing specialty building products distributor by revenue and branch count since our founding in 2011. We are also the second largest specialty distributor and one of the largest fabricators of commercial and industrial mechanical insulation in the United States. We have expanded from a single branch in Southern California to over 200 branches across North America, carrying a broad array of more than 35,000 SKUs. We have grown revenue faster than any U.S. publicly-traded building products distributor over the same period. Our goal is to be the leading company within specialty building products distribution and to continue expanding into complementary markets.

Description of Segments

We have two reportable segments. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker, or CODM. Management evaluates performance for each segment based on gross profit. The reportable segments are:

Specialty Building Products - Specialty building products, or SBP, distributes wallboard and accessories, metal framing, suspended ceiling systems and other products. Other products include stucco and exterior insulation and finish systems, or EIFS, as well as complementary offerings, such as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

Mechanical Insulation - Mechanical insulation, or MI, includes insulation solutions for pipes and mechanical systems and the primary end markets served are new non-residential construction, non-residential repair and remodel construction and industrial markets.

Initial Public Offering

On February 15, 2017, we completed our initial public offering, or IPO, in which we issued 12,800,000 shares of our common stock at a public offering price of $14.00 per share. Our common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts and commissions and expenses payable by us, net proceeds from the IPO were approximately $161.3 million. We used these proceeds to repay $161.3 million of borrowings outstanding under our 2016 Asset-Based Lending Credit Facility, or the ABL Credit Facility.

Tax Receivable Agreement

In connection with the IPO, we entered into a tax receivable agreement, or the TRA, with LSF9 Cypress Parent 2 LLC, or Parent 2, our controlling stockholder, that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances are deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (i)

depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. As of March 31, 2017, we recorded a liability of $203.8 million, with a corresponding offset to equity, for the TRA. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early. The TRA is discussed in greater detail in Item 13, "Certain Relationships and Related Transactions, and Director Independence," in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017, or the 2016 10-K.

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, industrial end markets, volume, costs and pricing programs. There were no material changes to those matters during the three months ended March 31, 2017.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table summarizes certain financial information relating to our operating results for the periods indicated. Our operating results include the results of our two reportable segments, Specialty Building Products and Mechanical Insulation.

	Three Months Ended March 31,
	2017	2016
(in thousands)
Statements of operations data
Net sales	$479,457	$244,605
Cost of goods sold (exclusive of amortization and depreciation)	339,546	172,360
Gross profit	139,911	72,245
Operating expenses:
Selling, general and administrative expenses	113,062	56,771
Depreciation and amortization	18,396	9,613
Total operating expenses	131,458	66,384
Income from operations	8,453	5,861
Interest expense	(15,249)	(8,036)
Other income, net	13,289	10
Income (loss) before income taxes	6,493	(2,165)
Income tax expense (benefit)	2,564	(904)
Net income (loss)	$3,929	$(1,261)

Net Sales

Net sales for the three months ended March 31, 2017 were $479.5 million compared to $244.6 million for the three months ended March 31, 2016, representing an increase of $234.9 million, or 96.0%. Net sales increased primarily as a result of $197.8 million of additional net sales provided by acquired branches. Base business net sales, as defined in the table below, increased 11.0% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The table below highlights our growth by base business net sales and branches acquired and includes the impact of branches strategically consolidated or closed.

Three Months Ended March 31, 2017
(in thousands)
Net sales for the three months ended March 31, 2016	$244,605
Increase in net sales due to:
Base business net sales(1)	23,283
Branches consolidated/closed(2)	13,768
Branches acquired(3)	197,801
Net sales for the three months ended March 31, 2017	$479,457

(1) Represents net sales from branches that were owned by us since January 1, 2016 and branches that were opened by us during such period. Base business net sales for the three months ended March 31, 2016 were $212,078.

(2) Represents branches consolidated/closed after January 1, 2016, primarily as a result of our strategic consolidation of branches. This includes increases in net sales from branches that assumed operations of closed/acquired branches.

(3) Represents branches acquired after January 1, 2016.

Specialty Building Products. Net sales for the three months ended March 31, 2017 were $418.5 million compared to $244.6 million for the three months ended March 31, 2016, representing an increase of $173.9 million, or 71.1%. The Construction Products Division of Superior Plus LP and Superior Plus U.S. Holdings Inc., or Winroc-SPI, which was acquired in August 2016, contributed $111.3 million of net sales to the Specialty Building Products segment in the first quarter of 2017. Net sales also increased due to the overall market growth in both the commercial and residential construction markets and sales from other acquisitions completed in 2016. Wallboard, suspended ceiling systems and accessories accounted for the majority of SBP sales for the period.

Mechanical Insulation. Net sales for the three months ended March 31, 2017 were $61.0 million. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition in August 2016, therefore, there were no sales in this segment for the three months ended March 31, 2016.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2017 was $339.5 million compared to $172.4 million for the three months ended March 31, 2016, representing an increase of $167.2 million, or 97.0%. Cost of goods sold increased largely in line with higher sales.

Specialty Building Products. Cost of goods sold for the three months ended March 31, 2017 was $296.0 million compared to $172.4 million, representing an increase of $123.6 million, or 71.8%. Cost of goods sold increased largely in line with higher sales.

Mechanical Insulation. Cost of goods sold for the three months ended March 31, 2017 was $43.5 million. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition in August 2016, therefore, there were no cost of goods sold in this segment for the three months ended March 31, 2016.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $139.9 million compared to $72.2 million for the three months ended March 31, 2016, representing an increase of $67.7 million, or 93.7%. Gross profit increased largely in line with higher sales. Gross margin for the three months ended March 31, 2017 was 29.2% compared to 29.5% for the three months ended March 31, 2016. The decrease in gross margin was primarily due to the Winroc-SPI acquisition and the resulting change in product mix, which was partially offset by a positive contribution from purchasing synergies.

Specialty Building Products. Gross profit for the three months ended March 31, 2017 was $122.4 million compared to $72.2 million for the three months ended March 31, 2016, representing an increase of $50.2 million, or 69.5%. Gross profit increased largely in line with higher sales. Gross margin for the three months ended March 31, 2017 was 29.3% compared to

29.5% for the three months ended March 31, 2016. The decrease in gross margin was primarily due to the Winroc-SPI acquisition and the resulting change in product mix, which was partially offset by a positive contribution from purchasing synergies.

Mechanical Insulation. Gross profit for the three months ended March 31, 2017 was $17.5 million. Gross margin for the three months ended March 31, 2017 was 28.7%. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition in August 2016, therefore, there was no gross profit in this segment for the three months ended March 31, 2016.

Selling, General & Administrative

SG&A expenses for the three months ended March 31, 2017 were $113.1 million compared to $56.8 million for the three months ended March 31, 2016, representing an increase of $56.3 million, or 99.2%. As a percentage of sales, SG&A was 23.6% for the three months ended March 31, 2017 compared to 23.2% for the three months ended March 31, 2016. SG&A expenses increased primarily due to the Winroc-SPI acquisition in August of 2016, resulting in an increase in warehousing and delivery costs of $30.3 million due to our higher branch count. SG&A also increased due to our continued investment in infrastructure and support of our operations as a public company.

Depreciation and Amortization

    Depreciation and amortization for the three months ended March 31, 2017 was $18.4 million compared to $9.6 million for the three months ended March 31, 2016, representing an increase of $8.8 million, or 91.4%. The increase in depreciation and amortization is primarily due to the Winroc-SPI acquisition in August of 2016, which significantly increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $15.2 million compared to $8.0 million for the three months ended March 31, 2016, representing an increase of $7.2 million, or 89.8%. The increase in interest expense is primarily due to higher levels of debt due to acquisitions.

Other Income, net

Other income, net for the three months ended March 31, 2017 was $13.3 million compared to $10,000 for the three months ended March 31, 2016. The increase is primarily due to the change in fair value of an embedded derivative, which represents an early prepayment option of our senior secured notes due 2021, or the Notes. See Note 3, Derivatives and Hedging Activities, of the notes to the condensed consolidated financial statements.

Income Taxes

Income tax expense for the three months ended March 31, 2017 was $2.6 million compared to an income tax benefit of $0.9 million for the three months ended March 31, 2016, for a variance of $3.5 million. The effective tax rate for the three months ended March 31, 2017 was 39.5% compared to 41.8% for the three months ended March 31, 2016. The decrease in the effective tax rate is primarily due to foreign earnings, which we did not have in the 2016 period, being taxed at a lower tax rate than domestic statutory tax rates.

Liquidity and Capital Resources

Summary
We depend on cash flow from operations, cash on hand and funds available under our ABL Credit Facility, and in the future, may depend on other debt financings allowed under the terms of the Notes, ABL Credit Facility and equity financings, to finance our acquisition strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The TRA may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In this situation, our obligations under the TRA could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, including the Notes, or sell assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including the Notes and our ABL Credit Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. The TRA requires that, after Parent 2 no longer has a controlling interest, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Parent 2 otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Parent 2's consent to complete such refinancing. The ABL Credit Facility and the Notes restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of March 31, 2017, we had approximately $42.0 million outstanding borrowings and available aggregate undrawn borrowing capacity of approximately $258.0 million under the ABL Credit Facility.

See Note 7, Asset-Based Credit Facility and Senior Notes Payable, to the Company's Consolidated Financial Statements included in the 2016 10-K for a more detailed discussion of the Notes.

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities is shown in the following table.

	Three Months Ended March 31,
	2017	2016
(in thousands)
Net cash provided by operating activities	$883	$25,263
Net cash used in investing activities	$(20,669)	$(3,185)
Net cash used in financing activities	$(37)	$(15,613)
Operating Activities
Net cash provided by operating activities decreased by $24.4 million to $0.9 million in the three months ended March 31, 2017 as compared to the same period in 2016. The decrease is primarily due to an increase in the use of working capital of $29.9 million in the 2017 period, primarily due to the timing of accounts receivable receipts, accounts payable disbursements, interest payments and payroll related disbursements, partially offset by higher net income of $5.2 million.
Investing Activities
Net cash used in investing activities increased by $17.5 million to $20.7 million in the three months ended March 31, 2017 as compared to the same period in 2016. The increase is primarily due to higher capital expenditures of $4.4 million to support the growth of our business and an acquisition of $13.2 million as we continued to execute our acquisition strategy.
Financing Activities
Net cash used in financing activities decreased by $15.6 million to $37,000 in the three months ended March 31, 2017 as compared to the same period in 2016. The decrease is primarily due to capital contributions of $3.0 million and net proceeds from the IPO of $161.3 million, partially offset by net borrowings of $151.5 million under the ABL Credit Facility. The net proceeds from the IPO were used to pay down our ABL Credit Facility. The net borrowings from our ABL Credit Facility were used to fund our operations and an acquisition.

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except with respect to the TRA as summarized below, which was entered into in the first quarter of 2017 in connection with the IPO and therefore was not previously accounted for.

Tax Receivable Agreement

The TRA provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances are deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (i) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. The most significant estimate utilized by management to calculate the corresponding liability is the Company’s future cash tax savings rates, which are projected based on current tax laws and the Company’s historical and projected future tax profile. The amounts recorded in the condensed consolidated financial statements are on an undiscounted basis. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and additional payments may be required which could be materially different from the current estimated liability.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

New Accounting Standards

Please refer to Note 2 "Summary of Significant Accounting Policies" to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended March 31, 2017.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present EBITDA and Adjusted EBITDA for historical periods. EBITDA and Adjusted EBITDA are non-GAAP financial measures and have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We calculate EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before certain non-recurring adjustments such as purchase accounting adjustments, IPO expenses, stock-based compensation, non-cash (gains) losses on the sale of property and equipment, derivative financial instruments and management fees paid to private equity sponsors.

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
EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), or as any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations such as:

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

Other companies, including other companies in our industry, may not use such measures or may calculate one or more of the measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as a comparative measure.
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
The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net income:

Three Months Ended March 31, 2017
(in thousands)
Net income	$3,929
Interest expense, net	15,214
Income tax expense	2,564
Depreciation and amortization	18,396
EBITDA	40,103

Unrealized non-cash gain on derivative financial instruments	(13,219)
Initial public offering expenses	2,975
Stock-based compensation	1,553
Non-cash purchase accounting effects(a)	71
Loss on disposal of property and equipment	152
Management fees(b)	353
Adjusted EBITDA	$31,988

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of acquisitions.

(b)
Represents fees paid to our former private equity sponsor for services provided pursuant to past management agreements. These fees are no longer being incurred subsequent to our initial public offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the Company’s market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2016 10-K during the three month period ended March 31, 2017.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1.    Legal Proceedings

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

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed under Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Note 1, Organization and Nature of the Business, to the notes to unaudited condensed consolidated financial statements and the discussion of the IPO therein for a discussion of the use of proceeds from the IPO.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information
 Not applicable.

Item 6.     Exhibits

Exhibit Number	Description
10.19*	Agreement by and between Foundation Building Materials, LLC and Barbara J. Bitzer, dated as of March 28, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed on March 30, 2017, as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION BUILDING MATERIALS, INC.

Date: May 9, 2017	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)