Form 10-Q
period 2017-06-30
Foundation Building Materials, Inc.
filed 2017-08-03
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 28, 2017, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,865,407.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information
Item 1. Financial Statements

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
JUNE 30, 2017 AND DECEMBER 31, 2016
(in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$19,946	$28,552
Accounts receivable—net of allowance for doubtful accounts of $5,266 and $5,685, respectively	306,104	261,686
Other receivables	43,486	52,845
Inventories	167,425	157,991
Prepaid expenses and other current assets	12,227	12,516
Total current assets	549,188	513,590
Property and equipment, net	153,282	144,387
Intangibles assets, net	205,496	215,381
Goodwill	452,205	437,935
Other assets	6,420	9,692
Total assets	$1,366,591	$1,320,985
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$143,483	$119,788
Accrued payroll and employee benefits	22,624	26,956
Accrued taxes	7,690	9,151
Other current liabilities	43,602	49,613
Total current liabilities	217,399	205,508
Asset-based revolving credit facility	74,247	208,469
Long-term portion of notes payable, net	529,822	525,487
Tax receivable agreement	203,837	—
Deferred income taxes, net	29,347	26,867
Other liabilities	12,099	26,138
Total liabilities	1,066,751	992,469
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,865,407 and 29,974,239 shares issued, respectively	13	—
Additional paid-in capital	329,679	364,815
Accumulated deficit	(31,107)	(36,296)
Accumulated other comprehensive income (loss)	1,255	(3)
Total stockholders' equity	299,840	328,516
Total liabilities and stockholders' equity	$1,366,591	$1,320,985
See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$529,230	$270,147	$1,008,687	$514,752
Cost of goods sold (exclusive of amortization and depreciation)	379,698	190,812	719,244	363,172
Gross profit	149,532	79,335	289,443	151,580
Operating expenses:
Selling, general and administrative	113,602	66,025	226,664	122,796
Depreciation and amortization	19,027	10,281	37,423	19,894
Total operating expenses	132,629	76,306	264,087	142,690
Income from operations	16,903	3,029	25,356	8,890
Interest expense	(14,876)	(8,478)	(30,125)	(16,514)
Other income, net	95	4	13,384	14
Income (loss) before income taxes	2,122	(5,445)	8,615	(7,610)
Income tax expense (benefit)	862	(2,485)	3,426	(3,389)
Net income (loss)	$1,260	$(2,960)	$5,189	$(4,221)

Earnings (loss) per share data:
Basic	$0.03	$(0.10)	$0.13	$(0.14)
Diluted	$0.03	$(0.10)	$0.13	$(0.14)
Weighted average shares outstanding:
Basic	42,865,407	29,974,239	40,084,730	29,974,239
Diluted	42,879,319	29,974,239	40,084,940	29,974,239

Comprehensive income (loss):
Net income (loss)	$1,260	$(2,960)	$5,189	$(4,221)
Foreign currency translation adjustment	2,085	—	2,658	—
Unrealized loss on derivative, net of taxes of $605 and $901, respectively	(939)	—	(1,400)	—
Total other comprehensive income	1,146	—	1,258	—
Total comprehensive income (loss)	$2,406	$(2,960)	$6,447	$(4,221)

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$5,189	$(4,221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,723	5,430
Amortization of intangible assets	22,700	14,464
Amortization of debt issuance costs and debt discount	4,844	1,707
Inventory fair value purchase accounting adjustment	664	1,635
Provision for doubtful accounts	766	1,132
Stock-based compensation	1,765	—
Unrealized gain on derivative instruments, net	(13,155)	—
Loss on disposal of property and equipment	242	110
Deferred income taxes	3,356	(1,875)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,706)	(15,248)
Other receivables	10,638	3,982
Inventories	(2,807)	(12,378)
Prepaid expenses and other current assets	561	403
Other assets	393	197
Accounts payable	17,875	26,959
Accrued payroll and employee benefits	(4,433)	(1,468)
Accrued taxes	(1,474)	1,031
Other liabilities	(7,258)	(3,087)
Net cash provided by operating activities	21,883	18,773
Cash flows from investing activities:
Purchases of property and equipment	(17,525)	(7,763)
Payment of net working capital adjustments	(405)	—
Proceeds from net working capital adjustments	8,554	—
Proceeds from the disposal of fixed assets	429	—
Acquisitions, net of cash acquired	(52,951)	(57,942)
Net cash used in investing activities	(61,898)	(65,705)
Cash flows from financing activities:
Proceeds from asset-based revolving credit facility	280,995	15,000
Repayments of asset-based revolving credit facility	(415,497)	(30,000)
Principal borrowings on long-term debt	—	67,200
Principal payments on long-term debt	—	(1,400)
Debt issuance costs	—	(1,281)
Principal repayment of capital lease obligations	(1,395)	—
Issuance of common stock	163,952	—
Capital contributions	2,997	—
Capital distributions	—	(17)
Net cash provided by financing activities	31,052	49,502

Effect of exchange rate changes on cash	357	—
Net (decrease) increase in cash	(8,606)	2,570
Cash and cash equivalents at beginning of period	28,552	10,662
Cash and cash equivalents at end of period	$19,946	$13,232

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$143	$1,610
Cash paid for interest	$25,699	$14,582
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$1,400	$—
Assets acquired under capital lease	$658	$—
Goodwill adjustment for purchase price allocation	$1,724	$—
Tax receivable agreement	$203,837	$—
Property and equipment included in accounts payable	$198	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Business

Foundation Building Materials (the "Company") is a specialty distributor of wallboard, suspended ceiling systems, and mechanical insulation throughout the U.S. and Canada. Based in Tustin, California, the Company employs more than 3,500 people and operates more than 220 branches across the U.S. and Canada.

Organization

The Company was formed on October 27, 2016 (inception). The initial stockholder of the Company was LSF9 Cypress Parent 2 LLC ("Parent 2") which held all of the Company's authorized, issued and outstanding shares of common stock.

Reorganization

On February 8, 2017, FBM Alpha LLC, (formerly known as LSF9 Cypress Parent, LLC) ("Alpha"), transferred its wholly owned direct subsidiary, FBM Beta LLC, (formerly known as LSF9 Cypress Holdings, LLC), and indirectly FBM Finance, Inc. to the Company, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by the Company (the "Reorganization").

Initial Public Offering

Following the Reorganization, on February 15, 2017, the Company completed an initial public offering ("IPO") in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts, commissions and expenses, the net proceeds to the Company from the IPO were approximately $164.0 million. The Company used these net proceeds to repay borrowings outstanding under its asset-based revolving credit facility (the "ABL Credit Facility"). The proceeds of $164.0 million were recorded in equity, with approximately $13,000 recorded for the par value of the common stock and the remaining amount recorded in additional paid-in capital. The underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from Parent 2 and those shares were purchased on February 24, 2017. The Company did not receive any proceeds from the sale of shares by Parent 2.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017 (the "2016 10-K").

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated. The Company has two reportable segments, Specialty Building Products ("SBP") and Mechanical Insulation ("MI"). Resources are allocated and performance is assessed by the Company's CEO, who is the Chief Operating Decision Maker ("CODM").

2. Recently Issued Accounting Standards

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. This guidance will require recognizing the Company’s excess tax benefits on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity rather than a financing activity in the statement of cash flows. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance on January 1, 2017 and the adoption thereof did not have a material impact on the Company's consolidated financial statements. However, the adoption of this guidance will result in excess tax benefits or deficiencies related to the exercise of share-based compensation awards to employees being included in the determination of the Company’s income tax provision, which could significantly impact the Company’s consolidated net income in future periods.

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

The guidance in these ASUs is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company is continuing its evaluation of the impact of this standard and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements; however, this expectation is subject to change. The adoption of this guidance will likely result in additional disclosures regarding the Company's revenue recognition polices. The Company currently plans to adopt this new guidance using the modified retrospective method.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Net Investment Hedge

As of June 30, 2017, and December 31, 2016, the amount of notional foreign exchange contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
The net investment hedge is measured at fair value within the consolidated balance sheet either as an asset or a liability. At June 30, 2017 and December 31, 2016, the fair value of the derivative instrument was $0.1 million and $2.4 million, respectively, and was recorded in non-current other assets.

The Company recognized a loss of $0.9 million and $1.4 million, net of taxes of $0.6 million and $0.9 million, respectively, for the three and six months ended June 30, 2017, respectively, recorded in comprehensive income (loss) related to the net investment hedge. For the three months ended June 30, 2017, the Company recorded a loss of $64,000 in other income, net, related to the ineffective portion of the net investment hedge. For the six months ended June 30, 2017, the Company recorded a loss totaling $95,000 in other income, net, related to the ineffective portion of the net investment hedge. The Company did not have any foreign exchange contracts during the three and six months ended June 30, 2016.

Embedded Derivative

The Company has the option to prepay its $575.0 million Senior Secured Notes due 2021 (the "Notes") at any time prior to August 15, 2018 at a price equal to 100% of the principal amount, plus the applicable premium and any accrued and unpaid interest. Redemption on or after August 15, 2018 is subject to the applicable premium, in each case as set forth in the indenture governing the Notes.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

Prior to August 15, 2018, in the event of equity offerings, the Company has the option to prepay up to 40% of the Notes using the proceeds from such offering within 180 days from closing of the offering. However, 50% of the principal needs to remain outstanding. The redemption price is determined at 108.25% plus accrued and unpaid interest.

The optional prepayment subsequent to an equity offering constitutes an embedded derivative and is bifurcated from the debt host and accounted for separately. The embedded derivative is recorded at fair value at inception and on an ongoing basis, with any changes in fair value from inception recorded in earnings. The fair value of the embedded derivative at June 30, 2017 and December 31, 2016 was $0 and $13.2 million, respectively. The fair value of the embedded derivative at June 30, 2017 was $0 due to a minimal probability of an equity offering occurring where the proceeds are used to pay down the Notes prior to the expiration of the optional prepayment time period on August 15, 2018. At December 31, 2016, the fair value of the embedded derivative was included in the balance sheet as non-current other liabilities.

The change in fair value in the amount of $0 and $13.2 million for the three and six months ended June 30, 2017, respectively, was included in the statements of operations in other income, net. The Company did not have an embedded derivative during the three and six months ended June 30, 2016 as the Notes were issued in August 2016.

4. Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. The purchase price is allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of June 30, 2017. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition date.

Dominion Interior Supply

On January 1, 2017, the Company acquired the operations and certain assets of Dominion Interior Supply Corporation and Dominion Interior Supply of Roanoke LLC (collectively "Dominion Interior Supply") subject to normal working capital adjustments. Dominion Interior Supply was a supplier of suspended ceiling systems to commercial and residential developers in the Virginia and North Carolina areas.

Irwin Builders Supply Corporation

On April 3, 2017, the Company acquired the operations and certain assets of the specialty building products division of Irwin Builders Supply Corporation ("Irwin") located in Irwin, Pennsylvania. Irwin was a provider of a broad range of building products including drywall, metal studs, ceiling and wall systems, insulation and other complementary products to the Pennsylvania market.

Trident Distribution

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

Wallboard, Inc

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

Gypsum Wallboard Supply, Inc.

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

During the six months ended June 30, 2017, the Company completed five acquisitions. The purchase price of the acquisitions ranged from $0.8 million to $20.9 million. None of the acquisitions are considered material, individually or in the aggregate. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions summarized above ("2017 acquisitions") (in thousands):

Six Months Ended June 30, 2017
Assets acquired:
Cash	$1,511
Accounts receivable	11,425
Other receivables	844
Inventories	7,945
Prepaid and other current assets	237
Property and equipment	5,433
Goodwill	20,086
Intangible assets	12,567
Other assets	23
Total assets acquired:	60,071
Liabilities assumed:
Accounts payable	(4,787)
Accrued expenses and other current liabilities	(814)
Total liabilities assumed	(5,601)
Total net assets acquired	$54,470

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from the acquisition are expected to be tax deductible, and each of the 2017 acquisitions was treated as an asset purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments, however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. The pro forma impact of these acquisitions is not presented as they are not considered material to the Company's consolidated financial statements.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

5. Goodwill and Intangible Assets

The change in goodwill from December 31, 2016 to June 30, 2017 consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2016	$437,935
Goodwill acquired	20,086
Purchase price allocation from prior periods	(6,686)
Impact of foreign exchange rates	870
Balance at June 30, 2017	$452,205

As of June 30, 2017, goodwill allocated to the SBP and MI segments was $444.5 million and $7.7 million, respectively. As of December 31, 2016, goodwill allocated to the SBP and Ml segments was $432.6 million and $5.3 million, respectively. Changes to initial purchase price allocations related to acquisitions may arise from changes in estimates from conditions that existed at the applicable acquisition date and as a result of net working capital adjustments.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$15,980	$(5,677)	$10,303	$15,980	$(4,097)	$11,883
Customer relationships	248,742	(56,546)	192,196	235,690	(35,550)	200,140
Other intangible assets	3,651	(654)	2,997	3,852	(494)	3,358
	$268,373	$(62,877)	$205,496	$255,522	$(40,141)	$215,381

The weighted average amortization period of these intangible assets in the aggregate is 4.8 years.

6. Long-Term Debt

	June 30, 2017	December 31, 2016
Senior secured notes	$575,000	$575,000
Unamortized debt issuance costs - senior secured notes	(45,177)	(49,513)
Asset-based revolving credit facility	74,247	208,469
Unamortized debt issuance costs - asset-based revolving credit facility	(3,673)	(4,182)
	$600,397	$729,774
Senior Secured Notes Due 2021
On August 9, 2016, the Company, together with FBM Finance, its wholly owned subsidiary which was created for the purpose of issuing the Notes (together, the "Issuers"), issued $575 million in aggregate principal amount of 8.25% senior secured notes due 2021 at an issue price of 100% of the principal amount of the Notes in a private placement.
The Notes are senior secured obligations that have priority over certain collateral of the Issuers and the guarantors of the Notes and are effectively subordinated to the obligations under the ABL Credit Facility in respect of certain other collateral of the Issuers and the guarantors of the Notes. The Notes are fully and unconditionally guaranteed on a senior secured basis,

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

jointly and severally, by Alpha and each of Alpha's domestic wholly owned restricted subsidiaries (other than certain excluded subsidiaries) (the "guarantors").
The Notes will mature on August 15, 2021 and bear interest at an annual rate of 8.25%. Interest on the Notes is payable semi-annually in arrears in February and August of each year. The Notes are governed by an indenture, dated August 9, 2016, among the Issuers, the guarantors and Wilmington Trust, National Association, as trustee (the "Indenture").
The Issuers may, at their option, redeem all or a portion of the Notes at any time on or after August 15, 2018 at the applicable redemption prices specified in the Indenture, plus any accrued and unpaid interest to, but excluding, the applicable redemption date. The Issuers are also entitled to redeem up to 40% of the aggregate principal amount of the Notes before August 15, 2018, at a redemption price equal to 108.25% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, before August 15, 2018, the Issuers may redeem all or a portion of the Notes, at a redemption price equal to 100% of the principal amount thereof, plus a premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
Upon certain kinds of changes of control, holders of the Notes have the right to require the Issuers to repurchase all or any portion of such holder’s Notes at 101% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.
ABL Credit Facility
On August 9, 2016, the Company entered into the ABL Credit Facility with Goldman Sachs Bank USA as administrative agent, which matures on February 9, 2021. The ABL Credit Facility bears interest, at the Company’s option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. Based on the historical excess availability under the ABL Credit Facility, the margin can range from 1.25% to 1.75% per annum in the case of Eurodollar rate loans and 0.25% to 0.75% per annum in the case of alternate base rate loans. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory in both the United States and Canada, as defined in the ABL Credit Facility, subject to certain reserves, with a $75 million sub-limit on the Canadian borrowing base. As of the closing of the ABL Credit Facility, the available borrowing capacity was $250 million. A variable commitment fee, ranging from 0.25% to 0.375% and currently 0.25% per annum, is charged on the unused amount of the ABL Credit Facility based on quarterly average loan utilization. Letters of credit under the ABL Credit Facility are assessed at a rate equal to the applicable Eurodollar margin currently 1.50% as well as a fronting fee at a rate of 0.125% per annum.

These fees are payable quarterly in arrears at the end of March, June, September, and December. In addition, an administrative agent fee of $75,000 for the ABL Credit Facility is due and payable each year in quarterly installments on the last day of each quarter. The ABL Credit Facility is a senior secured obligation of the Company, with priority over certain collateral of the Company and its subsidiaries. There are no prepayment premiums associated with the ABL Credit Facility.

On September 23, 2016, the Company entered into an Incremental Facility Amendment which extended borrowing commitments under the ABL Credit Facility by an additional $50 million, resulting in total borrowing capacity of $300 million.

7. Tax Receivable Agreement Liability

In connection with the IPO, the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances are deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (i) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. In the first quarter of 2017, the Company recorded a liability of $203.8 million, with a corresponding offset to additional paid-in capital for the TRA. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early. During the six months ended June 30, 2017, there was no change in the TRA liability that was recorded in the statements of operations. As of June 30, 2017, the TRA liability was $203.8 million. There have been no payments related to the TRA from inception to June 30, 2017.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of cumulative unrealized foreign currency translation adjustments and unrealized gains on certain derivative instruments. During the six months ended June 30, 2017, there were no reclassifications out of accumulated other comprehensive income (loss).
The components of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 were as follows (in thousands):

	Cumulative unrealized foreign currency translation (losses) gains	Unrealized gain on derivative, net of tax	Total
Balance at December 31, 2016	$(1,464)	$1,461	$(3)
Other comprehensive income (loss)	2,658	(1,400)	1,258
Balance at June 30, 2017	$1,194	$61	$1,255

9. Contingencies

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of June 30, 2017, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

10. Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt and accrued liabilities. The carrying value of the Company’s accounts receivable, trade payables and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain non-financial assets to fair value on a non-recurring basis when they are impaired.
The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at June 30, 2017 is as follows (in thousands):

	Fair Value Measurements at June 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets
Derivative asset (Note 3)	$—	$79	$—	$79

Table of Contents	Foundation Building Materials, Inc.
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
Non-current assets (liabilities)
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
The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

	Fair Value Measurements at June 30, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Senior secured notes	$529,822	$—	$617,406	$—	$617,406

11. Income Taxes

For the three and six months ended June 30, 2017, the effective tax rates were 40.6% and 39.8%, respectively. The variance from the statutory federal tax rate was primarily due to state income taxes. For the three and six months ended June 30, 2016, the effective tax rates were 45.6% and 44.5%, respectively. The variance from the statutory federal tax rate was primarily due to state income taxes and non-deductible items.

12. Segments

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
Notes to Condensed Consolidated Financial Statements

•
Specialty Building Products—SBP distributes wallboard and accessories, metal framing, suspended ceiling systems and other products. Other products include stucco and exterior insulation and finish systems, as well as complementary offerings, such as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

•
Mechanical Insulation—MI distributes and fabricates commercial and industrial insulation for pipes and mechanical systems and the primary end markets served are new non-residential construction, non-residential repair and remodel construction and industrial markets.

In addition to the two reportable segments, the Company’s consolidated results include corporate activities and depreciation and amortization.
For purposes of evaluation under these segment reporting principles, the CODM assesses the Company’s ongoing performance based on the periodic review of net sales and gross profit. The Company has not disclosed asset information by segment as its CODM does not use such information for purposes of allocating resources and assessing performance.
The following tables present net sales and gross profit for each reportable segment (in thousands):

	Three Months Ended June 30,
	2017		2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$460,086	$130,729	$270,147	$79,335
MI	69,144	18,803	—	—
Consolidated	$529,230	$149,532	$270,147	$79,335
Total gross profit	$149,532		$79,335
Total operating expenses	(132,629)		(76,306)
Interest expense	(14,876)		(8,478)
Other income, net	95		4
Income (loss) before income taxes	$2,122		$(5,445)

	Six Months Ended June 30,
	2017		2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$878,549	$253,155	$514,752	$151,580
MI	130,138	36,288	—	—
Consolidated	$1,008,687	$289,443	$514,752	$151,580
Total gross profit	$289,443		$151,580
Total operating expenses	(264,087)		(142,690)
Interest expense	(30,125)		(16,514)
Other income, net	13,384		14
Income (loss) before income taxes	$8,615		$(7,610)

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$470,079	$270,147	$897,020	$514,752
Canada	59,151	—	111,667	—
Total	$529,230	$270,147	$1,008,687	$514,752

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows (in thousands):

	Three Months Ended June 30,				Change
	2017		2016		$	%
SBP Segment
Wallboard	$181,062	39.4%	$117,507	43.5%	$63,555	54.1%
Suspended ceiling systems	83,271	18.1%	29,679	11.0%	53,592	180.6%
Metal framing	72,404	15.7%	48,485	17.9%	23,919	49.3%
Other	123,349	26.8%	74,476	27.6%	48,873	65.6%
Total SBP net sales	$460,086	100.0%	$270,147	100.0%	$189,939	70.3%

MI Segment
Commercial and industrial insulation	$49,730	71.9%	$—	—	$49,730	—%
Non-insulation products	19,414	28.1%	—	—	19,414	—%
Total MI net sales	$69,144	100.0%	$—	—	$69,144	—%
Total net sales	$529,230		$270,147

Gross profit - SBP	$130,729		$79,335		$51,394	64.8%
Gross profit - MI	18,803		—		18,803	—%
Total gross profit	$149,532		$79,335		$70,197	88.5%

Gross margin - SBP	28.4%		29.4%		(1.0)%
Gross margin - MI	27.2%		—%		—%
Total gross margin	28.3%		29.4%		(1.1)%

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,				Change
	2017		2016		$	%
SBP Segment
Wallboard	$349,576	39.8%	$226,441	44.0%	$123,135	54.4%
Suspended ceiling systems	155,984	17.8%	55,835	10.8%	100,149	179.4%
Metal framing	141,065	16.1%	91,465	17.8%	49,600	54.2%
Other	231,924	26.3%	141,011	27.4%	90,913	64.5%
Total SBP net sales	$878,549	100.0%	$514,752	100.0%	$363,797	70.7%

MI Segment
Commercial and industrial insulation	$95,041	73.0%	$—	—	$95,041	—%
Non-insulation products	35,097	27.0%	—	—	35,097	—%
Total MI net sales	$130,138	100.0%	$—	—	$130,138	—%
Total net sales	$1,008,687		$514,752

Gross profit - SBP	$253,155		$151,580		$101,575	67.0%
Gross profit - MI	36,288		—		36,288	—%
Total gross profit	$289,443		$151,580		$137,863	91.0%

Gross margin - SBP	28.8%		29.4%		(0.6)%
Gross margin - MI	27.9%		—%		—%
Total gross margin	28.7%		29.4%		(0.7)%

13. Other Current Liabilities

The balance of other current liabilities consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accrued expenses	$11,636	$14,572
Accrued interest	18,100	18,915
Accrued other	13,866	16,126
Total other current liabilities	$43,602	$49,613

14. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period, divided by the weighted average number of common shares outstanding for the period.

The following are the common share amounts used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares used in basic computations	42,865,407	29,974,239	40,084,730	29,974,239
Dilutive effect of stock options and restricted stock units	13,912	—	210	—
Weighted average shares used in diluted computations	42,879,319	29,974,239	40,084,940	29,974,239

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2016, there were no stock options or restricted stock units outstanding, therefore, the basic and diluted share count were the same. For the three and six months ended June 30, 2017, there were approximately 83,000 and 96,000 shares, respectively, not included in the computation of diluted weighted average common shares because their effect would have been antidilutive.

15. Subsequent Events

On August 1, 2017, the Company acquired the operations and substantially all of the assets of American Wal-Board, LLC, American Materials, LLC, American Drywall & Roofing, LLC and JLS Equipment Leasing, LLC (collectively, "American Wal-Board"). American Wal-Board was a distributor of drywall, steel framing, insulation, roofing and fireplace products to commercial and residential developers in Tennessee and Mississippi.

On July 1, 2017, the Company acquired the operations and certain assets of the specialty building products division of Ceiling & Wall Supply, Inc. ("CWS"). CWS was a distributor of Armstrong suspended ceiling systems, drywall, steel framing, insulation, and Dryvit products and operated five branches in Missouri, Illinois and Kentucky.

On July 1, 2017, the Company acquired the operations and certain assets of Virginia Builders' Supply, Inc. ("VBS"). VBS was a distributor of building materials with product offerings including gypsum wallboard, joint treatment, steel framing, insulation, fasteners, tools and other accessory products used by wall and ceiling contractors in the commercial and residential markets in Virginia.

The Company expects to record the purchase price allocations during the third or fourth quarter of 2017.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, and our management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017, or the 2016 10-K, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Unless required by law, we expressly undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the largest specialty distributor of suspended ceiling systems in the United States and Canada. We are the second largest specialty distributor of wallboard in the United States and Canada. We are the fastest growing specialty building products distributor by revenue and branch count since our founding in 2011. We are also the second largest specialty distributor and one of the largest fabricators of commercial and industrial mechanical insulation in the United States. We have expanded from a single branch in Southern California to over 220 branches across North America, carrying a broad array of more than 35,000 SKUs. We have grown revenue faster than any U.S. publicly-traded building products distributor over the same period. Our goal is to be the leading company within specialty building products distribution and to continue expanding into complementary markets.

We believe that our national operating model supported by local market expertise, entrepreneurial and customer-centric culture, acquisition and integration expertise and strong national brand have established us as the distributor of choice for leading suppliers and over 30,000 customers across a balanced mix of construction-related end markets. We believe that we are able to maintain our local market excellence due to our longstanding customer and supplier relationships in local regions, dependable customer service, brand recognition and market-specific product offerings that cater to local trends and preferences.

Second Quarter Update

Financial Results

We reported net sales of $529.2 million for the three months ended June 30, 2017, an increase of $259.1 million, or 95.9%, over the three months ended June 30, 2016. We reported net income of $1.3 million and Adjusted EBITDA(1) of $40.3 million for the three months ended June 30, 2017. We also continued to execute our acquisition strategy by completing four acquisitions during the quarter. While we continue to grow through acquisitions, we achieved solid growth in our base business with net sales increasing by 9.0% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

(1) Adjusted EBITDA is a non-GAAP measure. See the Non-GAAP Financial Information at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of how we define and calculate this measure, why we believe it is important and a reconciliation thereof to the most directly comparable GAAP measure.

Acquisitions

We supplement our organic growth strategy with selective acquisitions, and since January 2017 through the date of this filing, we have completed eight acquisitions totaling 17 branches. See Note 4, Acquisitions and Note 15, Subsequent Events, to the notes to the condensed consolidated financial statements. We believe that significant opportunities exist to continue to expand our geographic footprint and product offering by executing additional strategic acquisitions, and we consistently strive to maintain an extensive and active acquisition pipeline. We are typically evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through integrated procurement and pricing programs and brand consolidation. The five acquisitions completed prior to June 30, 2017 contributed approximately $15.4 million of net sales to our results for the three months ended June 30, 2017 and $18.6 million for the six months ended June 30, 2017.  We expect the eight acquisitions completed between January 1, 2017 and the date of this filing to contribute net sales of approximately $57.0 million to $61.0 million for the period from July 1, 2017 through December 31, 2017.  As of August 1, 2017, all acquisitions made through June 30, 2017 are integrated from an accounting and information technology perspective.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
American Wal-Board, Inc.	August 1, 2017	TN, MS	2
Ceiling and Wall Supply, Inc.	July 1, 2017	MO, IL, KY	5
Virginia Builders Supply, Inc.	July 1, 2017	VA	1
Wallboard, Inc.	May 1, 2017	MN	2
Gypsum Wallboard Supply, Inc.	May 1, 2017	WA	1
Trident Distribution	April 28, 2017	GA	1
Irwin Builders Supply Corporation	April 3, 2017	PA	1
Dominion Interior Supply Corporation	January 3, 2017	VA	4
Total			17

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

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2016 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, industrial end markets, volume, costs and pricing programs. There were no material changes to those matters during the three months ended June 30, 2017.

Outlook

Demand for our products is impacted by changes in general economic conditions, including, in particular, conditions in the U.S. commercial construction and housing markets. Our end markets are broadly categorized as new non-residential construction, new residential construction and non-residential repair and remodel construction. We believe each of our end markets is currently in an extended period of recovery following a deep and prolonged recession

Initial Public Offering

On February 15, 2017, we completed our initial public offering, or IPO, in which we issued 12,800,000 shares of our common stock at a public offering price of $14.00 per share. Our common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts and commissions and expenses payable by us, net proceeds from the IPO were approximately $164.0 million. We used these proceeds to repay borrowings outstanding under our 2016 Asset-Based Revolving Credit Facility, or the ABL Credit Facility.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table summarizes certain consolidated financial information relating to our operating results for the periods indicated:

	Three Months Ended June 30,
	2017		2016
(in thousands)
Statements of operations data
Net sales	$529,230	100.0%	$270,147	100.0%
Cost of goods sold (exclusive of depreciation and amortization)	379,698	71.7%	190,812	70.6%
Gross profit	149,532	28.3%	79,335	29.4%
Operating expenses:
Selling, general and administrative	113,602	21.5%	66,025	24.4%
Depreciation and amortization	19,027	3.6%	10,281	3.8%
Total operating expenses	132,629	25.1%	76,306	28.2%
Income from operations	16,903	3.2%	3,029	1.1%
Interest expense	(14,876)	(2.8)%	(8,478)	(3.1)%
Other income, net	95	—%	4	—%
Income (loss) before income taxes	2,122	0.4%	(5,445)	(2.0)%
Income tax expense (benefit)	862	0.2%	(2,485)	(0.9)%
Net income (loss)	$1,260	0.2%	$(2,960)	(1.1)%

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Three Months Ended June 30,				Change
	2017		2016		$	%
(in thousands)
SBP Segment
Wallboard	$181,062	39.4%	$117,507	43.5%	$63,555	54.1%
Suspended ceiling systems	83,271	18.1%	29,679	11.0%	53,592	180.6%
Metal framing	72,404	15.7%	48,485	17.9%	23,919	49.3%
Other	123,349	26.8%	74,476	27.6%	48,873	65.6%
Total SBP net sales	$460,086	100.0%	$270,147	100.0%	$189,939	70.3%

MI Segment
Commercial and industrial insulation	$49,730	71.9%	$—	—	$49,730	—%
Non-insulation products	19,414	28.1%	—	—	19,414	—%
Total MI net sales	$69,144	100.0%	$—	—	$69,144	—%
Total net sales	$529,230		$270,147

Gross profit - SBP	$130,729		$79,335		$51,394	64.8%
Gross profit - MI	18,803		—		18,803	—%
Total gross profit	$149,532		$79,335		$70,197	88.5%

Gross margin - SBP	28.4%		29.4%		(1.0)%
Gross margin - MI	27.2%		—%		—%
Total gross margin	28.3%		29.4%		(1.1)%

Net Sales

Consolidated net sales for the three months ended June 30, 2017 were $529.2 million compared to $270.1 million for the three months ended June 30, 2016, representing an increase of $259.1 million, or 95.9%. Acquired branches and existing branches that were strategically combined with acquired branches contributed $239.5 million of the increase. Base business net sales increased $19.6 million, or 9.0%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in our base business was primarily driven by the following factors:

•	an increase in suspended ceiling systems sales of approximately $6.3 million, or 24.9%, primarily due to increased market share gains in California, Texas and Colorado;

•
an increase in wallboard sales of $5.3 million, or 5.6%, primarily due to a wallboard unit volume increase of approximately 4.2% driven by an increase in the commercial and residential end markets and an increase in average selling price of approximately 1.4%; and

•	an increase in other product sales of $5.6 million, or 9.6%, primarily due to continued complementary product sales growth.

The table below highlights our growth in base business net sales and net sales from branches acquired and strategically combined:

	Three Months Ended June 30,		Change
	2017	2016	$	%
(in thousands)
Base business (1)	$235,927	$216,369	$19,558	9.0%
Acquired and combined (2)	293,303	53,778	239,525	445.4%
Net sales	$529,230	$270,147	$259,083	95.9%
(1) Represents net sales from branches that were owned by us since January 1, 2016 and branches that were opened by us during such period.
(2) Represents branches acquired and existing branches combined with acquired branches after January 1, 2016.

The table below highlights our growth in base business net sales and net sales from branches acquired and strategically combined by segment:

	Three Months Ended June 30, 2016	Base Business Net Sales Growth	Acquired and Combined Net Sales	Three Months Ended June 30, 2017	Base Business Net Sales % Growth	Acquired and Combined Net Sales % Growth	Total Net Sales % Growth
(in thousands)
Wallboard	$117,507	$5,250	$58,305	$181,062	5.6%	49.6%	54.1%
Metal framing	48,485	2,394	21,525	72,404	6.3%	44.4%	49.3%
Suspended ceiling systems	29,679	6,270	47,322	83,271	24.9%	159.4%	180.6%
Other products	74,476	5,644	43,229	123,349	9.6%	58.0%	65.6%
SBP net sales	270,147	19,558	170,381	460,086	9.0%	63.1%	70.3%
MI net sales	—	—	69,144	69,144	—%	—%	—%
Total net sales	$270,147	$19,558	$239,525	$529,230	9.0%	88.7%	95.9%

Specialty Building Products. SBP net sales for the three months ended June 30, 2017 were $460.1 million compared to $270.1 million for the three months ended June 30, 2016, representing an increase of $189.9 million, or 70.3%. Acquired branches and existing branches that were strategically combined with acquired branches contributed $170.4 million of the increase, primarily due to the acquisition of Winroc-SPI in August 2016. SBP net sales attributable to our base business also increased due to product expansion into new markets and the overall market growth in both the commercial and residential construction markets.

Mechanical Insulation. MI net sales for the three months ended June 30, 2017 were $69.1 million. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition in August 2016, therefore, there were no sales in this segment for the three months ended June 30, 2016.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2017 was $149.5 million compared to $79.3 million for the three months ended June 30, 2016, representing an increase of $70.2 million, or 88.5%. The increase in gross profit was primarily due to the increase in sales volume and contribution from acquisitions. Consolidated gross margin for the three months ended June 30, 2017 was 28.3% compared to 29.4% for the three months ended June 30, 2016. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from ceilings and mechanical insulation on a percentage basis.

Specialty Building Products. SBP gross profit for the three months ended June 30, 2017 was $130.7 million compared to $79.3 million for the three months ended June 30, 2016, representing an increase of $51.4 million, or 64.8%. SBP gross profit increased in line with higher sales volume and contribution from acquisitions and base business growth. SBP gross margin for the three months ended June 30, 2017 was 28.4% compared to 29.4% for the three months ended June 30, 2016. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from ceilings on a percentage basis.

Mechanical Insulation. MI gross profit for the three months ended June 30, 2017 was $18.8 million. MI gross margin for the three months ended June 30, 2017 was 27.2%. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition in August 2016, therefore, there was no gross profit in this segment for the three months ended June 30, 2016.

Selling, General & Administrative

Selling, general and administrative, or SG&A, expenses consist of warehouse, delivery and general and administrative expenses.  SG&A expenses for the three months ended June 30, 2017 were $113.6 million compared to $66.0 million for the three months ended June 30, 2016, representing an increase of $47.6 million, or 72.1%. As a percentage of net sales, SG&A expenses were 21.5% for the three months ended June 30, 2017 compared to 24.4% for the three months ended June 30, 2016. The decrease in SG&A expenses as a percentage of net sales was primarily due to lower transaction costs.

Depreciation and Amortization

        Depreciation and amortization for the three months ended June 30, 2017 was $19.0 million compared to $10.3 million for the three months ended June 30, 2016, representing an increase of $8.7 million, or 85.1%. The increase in depreciation and amortization was primarily due to the Winroc-SPI acquisition in August 2016, which significantly increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $14.9 million compared to $8.5 million for the three months ended June 30, 2016, representing an increase of $6.4 million, or 75.5%. The increase in interest expense was primarily due to higher levels of debt incurred for acquisitions.

Income Taxes

Income tax expense for the three months ended June 30, 2017 was $0.9 million compared to an income tax benefit of $2.5 million for the three months ended June 30, 2016, for a variance of $3.3 million. The effective tax rate for the three months ended June 30, 2017 was 40.6% compared to 45.6% for the three months ended June 30, 2016. The decrease in the effective tax rate was primarily due to foreign earnings being taxed at a lower tax rate than the domestic statutory tax rate.  The Company did not have foreign earnings in the 2016 period prior to the Winroc-SPI acquisition in August 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Six Months Ended June 30,
	2017		2016
(in thousands)
Statements of operations data
Net sales	$1,008,687	100.0%	$514,752	100.0%
Cost of goods sold (exclusive of depreciation and amortization)	719,244	71.3%	363,172	70.6%
Gross profit	289,443	28.7%	151,580	29.4%
Operating expenses:
Selling, general and administrative	226,664	22.5%	122,796	23.9%
Depreciation and amortization	37,423	3.7%	19,894	3.9%
Total operating expenses	264,087	26.2%	142,690	27.7%
Income from operations	25,356	2.5%	8,890	1.7%
Interest expense	(30,125)	(3.0)%	(16,514)	(3.2)%
Other income, net	13,384	1.3%	14	—%
Income (loss) before income taxes	8,615	0.9%	(7,610)	(1.5)%
Income tax expense (benefit)	3,426	0.3%	(3,389)	(0.7)%
Net income (loss)	$5,189	0.5%	$(4,221)	(0.8)%

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Six Months Ended June 30,				Change
	2017		2016		$	%
(in thousands)
SBP Segment
Wallboard	$349,576	39.8%	$226,441	44.0%	$123,135	54.4%
Suspended ceiling systems	155,984	17.8%	55,835	10.8%	100,149	179.4%
Metal framing	141,065	16.1%	91,465	17.8%	49,600	54.2%
Other	231,924	26.3%	141,011	27.4%	90,913	64.5%
Total SBP net sales	$878,549	100.0%	$514,752	100.0%	$363,797	70.7%

MI Segment
Commercial and industrial insulation	$95,041	73.0%	$—	—	$95,041	—%
Non-insulation products	35,097	27.0%	—	—	35,097	—%
Total MI net sales	$130,138	100.0%	$—	—	$130,138	—%
Total net sales	$1,008,687		$514,752

Gross profit - SBP	$253,155		$151,580		$101,575	67.0%
Gross profit - MI	36,288		—		36,288	—%
Total gross profit	$289,443		$151,580		$137,863	91.0%

Gross margin - SBP	28.8%		29.4%		(0.6)%
Gross margin - MI	27.9%		—%		—%
Total gross margin	28.7%		29.4%		(0.7)%

Net Sales

Consolidated net sales for the six months ended June 30, 2017 were $1,008.7 million compared to $514.8 million for the six months ended June 30, 2016, representing an increase of $493.9 million, or 96.0%. Acquired branches and existing branches that were strategically combined with acquired branches contributed $451.5 million of the increase. Base business net sales increased $42.5 million, or 10.2%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in our base business was primarily driven by the following factors:

•	an increase in suspended ceiling systems sales of approximately $10.4 million, or 21.9%, primarily due to increased market share gains in California, Texas and Colorado;

•
an increase in wallboard sales of $13.4 million, or 7.3%, primarily due to a wallboard unit volume increase of approximately 5.8% driven by an increase in the commercial and residential end markets and an increase in average selling price of approximately 1.5%; and

•	an increase in other product sales of $10.5 million, or 9.4%, primarily due to continued complementary product sales growth.

The table below highlights our growth in base business net sales and net sales from branches acquired and strategically combined:

	Six Months Ended June 30,		Change
	2017	2016	$	%
(in thousands)
Base business (1)	$458,086	$415,603	$42,483	10.2%
Acquired and combined (2)	550,601	99,149	451,452	455.3%
Net sales	$1,008,687	$514,752	$493,935	96.0%
(1) Represents net sales from branches that were owned by us since January 1, 2016 and branches that were opened by us during such period.
(2) Represents branches acquired and existing branches combined with acquired branches after January 1, 2016.

The table below highlights our growth in base business net sales and net sales from branches acquired and strategically combined by segment:

	Six Months Ended June 30, 2016	Base Business Net Sales Growth	Acquired and Combined Net Sales	Six Months Ended June 30, 2017	Base Business Net Sales % Growth	Acquired and Combined Net Sales % Growth	Total Net Sales % Growth
(in thousands)
Wallboard	$226,440	$13,392	$109,744	$349,576	7.3%	48.5%	54.4%
Metal framing	91,465	8,173	41,427	141,065	11.2%	45.3%	54.2%
Suspended ceiling systems	55,835	10,369	89,780	155,984	21.9%	160.8%	179.4%
Other products	141,012	10,549	80,363	231,924	9.4%	57.0%	64.5%
SBP net sales	514,752	42,483	321,314	878,549	10.2%	62.4%	70.7%
MI net sales	—	—	130,138	130,138	—%	—%	—%
Total net sales	$514,752	$42,483	$451,452	$1,008,687	10.2%	87.7%	96.0%

Specialty Building Products. SBP net sales for the six months ended June 30, 2017 were $878.5 million compared to $514.8 million for the six months ended June 30, 2016, representing an increase of $363.8 million, or 70.7%. Acquired branches and existing branches that were strategically combined with acquired branches contributed $321.3 million of the increase, primarily due to the acquisition of Winroc-SPI in August 2016. SBP base business net sales also increased by $42.5 million due to product expansion into new markets and the overall market growth in both the commercial and residential construction markets.

Mechanical Insulation. MI net sales for the six months ended June 30, 2017 were $130.1 million. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition in August 2016, therefore, there were no sales in this segment for the six months ended June 30, 2016.

Gross Profit and Gross Margin

Consolidated gross profit for the six months ended June 30, 2017 was $289.4 million compared to $151.6 million for the six months ended June 30, 2016, representing an increase of $137.9 million, or 91.0%. The increase in gross profit was primarily due to the increase in sales volume and contribution from acquisitions. Consolidated gross margin for the six months ended June 30, 2017 was 28.7% compared to 29.4% for the six months ended June 30, 2016. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from ceilings and mechanical insulation on a percentage basis.

Specialty Building Products. SBP gross profit for the six months ended June 30, 2017 was $253.2 million compared to $151.6 million for the six months ended June 30, 2016, representing an increase of $101.6 million, or 67.0%. Gross profit increased in line with higher sales volume and contribution from acquisitions and base business growth. SBP gross margin for the six months ended June 30, 2017 was 28.8% compared to 29.4% for the six months ended June 30, 2016. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from ceilings on a percentage basis.

Mechanical Insulation. MI gross profit for the six months ended June 30, 2017 was $36.3 million. MI gross margin for the six months ended June 30, 2017 was 27.9%. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition in August 2016, therefore, there was no gross profit in this segment for the six months ended June 30, 2016.

Selling, General & Administrative

Selling, general and administrative, or SG&A expenses consist of warehouse, delivery and general and administrative expenses.  SG&A expenses for the six months ended June 30, 2017 were $226.7 million compared to $122.8 million for the six months ended June 30, 2016, representing an increase of $103.9 million, or 84.6%. As a percentage of net sales, SG&A expenses were 22.5% for the six months ended June 30, 2017 compared to 23.9% for the six months ended June 30, 2016. The decrease in SG&A expenses as a percentage of net sales was primarily due to lower transaction costs.

Depreciation and Amortization

        Depreciation and amortization for the six months ended June 30, 2017 was $37.4 million compared to $19.9 million for the six months ended June 30, 2016, representing an increase of $17.5 million, or 88.1%. The increase in depreciation and amortization was primarily due to the Winroc-SPI acquisition in August of 2016, which significantly increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the six months ended June 30, 2017 was $30.1 million compared to $16.5 million for the six months ended June 30, 2016, representing an increase of $13.6 million, or 82.4%. The increase in interest expense was primarily due to higher levels of debt due to acquisitions.

Other Income, net

Other income, net for the six months ended June 30, 2017 was $13.4 million compared to $14,000 for the six months ended June 30, 2016. The increase was primarily due to the change in fair value of an embedded derivative, which represents an early prepayment option of our senior secured notes due 2021, or the Notes. See Note 3, Derivatives and Hedging Activities, of the notes to the condensed consolidated financial statements.

Income Taxes

Income tax expense for the six months ended June 30, 2017 was $3.4 million compared to an income tax benefit of $3.4 million for the six months ended June 30, 2016, for a variance of $6.8 million. The effective tax rate for the six months ended June 30, 2017 was 39.8% compared to 44.5% for the six months ended June 30, 2016. The decrease in the effective tax rate was primarily due to foreign earnings being taxed at a lower tax rate than the domestic statutory tax rate.  The Company did not have foreign earnings in the 2016 period prior to the Winroc-SPI acquisition in August 2016.

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

As of June 30, 2017, we had approximately $74.2 million of outstanding borrowings and approximately $225.8 million of available aggregate undrawn borrowing capacity under the ABL Credit Facility. Total liquidity was $245.7 million inclusive of $19.9 million in cash and cash equivalents as of June 30, 2017.

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,
	2017	2016
(in thousands)
Net cash provided by operating activities	$21,883	$18,773
Net cash used in investing activities	$(61,898)	$(65,705)
Net cash provided by financing activities	$31,052	$49,502

Operating Activities

Net cash provided by operating activities increased by $3.1 million to $21.9 million in the six months ended June 30, 2017 as compared to $18.8 million in the same period in 2016. The increase was primarily due to an increase in net income of $9.4 million, higher depreciation and amortization of $17.5 million due to an increase in fixed assets as a result of acquisitions, higher amortization of debt issuance costs related to higher levels of debt as a result of acquisitions and higher deferred income taxes of $5.2 million, partially offset primarily by unrealized gains related to the change in fair value of our embedded derivative of $13.2 million and higher working capital of $19.6 million. The higher use of working capital in the 2017 period was primarily due to the growth of our business.

Investing Activities

Net cash used in investing activities decreased by $3.8 million to $61.9 million in the six months ended June 30, 2017 as compared to $65.7 million in the same period in 2016. The decrease was primarily due to net proceeds related to net working capital adjustments from acquisitions of $8.6 million, lower total purchase prices of acquisitions of $5.0 million, partially offset primarily by higher capital expenditures of $9.8 million to support the growth of our business as we continued to execute our acquisition strategy.

Financing Activities

Net cash provided by financing activities decreased by $18.5 million to $31.1 million in the six months ended June 30, 2017 as compared to $49.5 million in the same period in 2016. The decrease is primarily due to higher net repayments of debt of $185.4 million, partially offset primarily by net proceeds from the IPO of $164.0 million and capital contributions of $3.0 million. The net proceeds from the IPO were used to pay down our ABL Credit Facility.

Tax Receivable Agreement

In connection with the IPO, we entered into a tax receivable agreement, or the TRA, with our controlling stockholder, an affiliate of Lone Star. The TRA may have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In this situation, our obligations under the TRA could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.
The TRA requires that, after Lone Star no longer has a controlling interest, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star's consent to complete such refinancing. The ABL Credit Facility and the Notes restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. We do not expect to make any payments under the TRA until September of 2018 as the first payment is based on the 2017 tax returns. The discounted present value of the TRA at June 30, 2017, was estimated between $125.0 million to $150.0 million.

See Item 13, "Certain Relationships and Related Transactions, and Director Independence" in the 2016 10-K for a detailed description of the TRA.

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the 2016 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

New Accounting Standards

Please refer to Note 2, Recently Issued Accounting Standards to the notes to our condensed consolidated financial statements for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended June 30, 2017.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization and before certain non-recurring adjustments such as purchase accounting adjustments, IPO expenses, stock-based compensation, non-cash (gains) losses on the sale of property and equipment and derivative financial instruments.

Adjusted EBITDA is presented because it is an important metric used by management as one of the means by which it assesses our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. This measure, when used in conjunction with related GAAP financial measures, provides investors with an additional financial analytical framework that may be useful in assessing our company and its results of operations.
Adjusted EBITDA has certain limitations. Adjusted EBITDA should not be considered as an alternative to net income (loss), or as any other measures of financial performance derived in accordance with GAAP. Adjusted EBITDA also should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which it makes adjustments. Additionally, Adjusted EBITDA is not intended to be a liquidity measure because of certain limitations such as:

•	it does not reflect our cash outlays for capital expenditures or future contractual commitments;

•	it does not reflect changes in, or cash requirements for, working capital;

•	it does not reflect interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;

•	it does not reflect income tax expense or the cash necessary to pay income taxes; and

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and this does not reflect cash requirements for such replacements.

Other companies, including other companies in our industry, may not use such measures or may calculate one or more of the measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as a comparative measure.
In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments made in our calculations, and our presentation of Adjusted EBITDA should not be construed to mean that our future results will be unaffected by such adjustments. Management compensates for these limitations by using Adjusted EBITDA as a supplemental financial metric and in conjunction with our results prepared in accordance with GAAP. The non-GAAP information should be read in conjunction with our consolidated financial statements and the related notes.
The following is a reconciliation of Adjusted EBITDA to the nearest GAAP measure, net income:

Three Months Ended June 30, 2017
(in thousands)
Net income	$1,260
Interest expense, net	14,876
Income tax expense	862
Depreciation and amortization	19,027
Unrealized non-cash loss on derivative financial instrument	63
Public company readiness expenses	1,434
Stock-based compensation	212
Non-cash purchase accounting effects(a)	593
Loss on disposal of property and equipment	20
Transaction costs(b)	1,979
Adjusted EBITDA	$40,326
Adjusted EBITDA margin(c)	7.6%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of acquisitions.

(b)	Represents one-time third party advisor costs related to our acquisitions in the period, including fees to financial advisors, accountants, attorneys and other professionals.

(c)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the Company’s market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2016 10-K during the six month period ended June 30, 2017.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, "Risk Factors," in the 2016 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information
 None.
Item 6.     Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION BUILDING MATERIALS, INC.

Date: August 2, 2017	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)