Form 10-Q
period 2017-09-30
Foundation Building Materials, Inc.
filed 2017-11-07
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,865,407.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information
Item 1. Financial Statements

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6,312	$28,552
Accounts receivable—net of allowance for doubtful accounts of $5,723 and $5,685, respectively	308,955	261,686
Other receivables	48,609	52,845
Inventories	167,601	157,991
Prepaid expenses and other current assets	13,847	12,516
Total current assets	545,324	513,590
Property and equipment, net	157,536	144,387
Intangible assets, net	198,998	215,381
Goodwill	458,472	437,935
Other assets	5,952	9,692
Total assets	$1,366,282	$1,320,985
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$147,407	$119,788
Accrued payroll and employee benefits	22,381	26,956
Accrued taxes	8,660	9,151
Other current liabilities	28,553	49,613
Total current liabilities	207,001	205,508
Asset-based revolving credit facility	79,500	208,469
Long-term portion of notes payable, net	532,076	525,487
Tax receivable agreement	203,837	—
Deferred income taxes, net	26,441	26,867
Other liabilities	14,585	26,138
Total liabilities	1,063,440	992,469
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,865,407 and 29,974,239 shares issued, respectively	13	—
Additional paid-in capital	329,892	364,815
Accumulated deficit	(29,708)	(36,296)
Accumulated other comprehensive income (loss)	2,645	(3)
Total stockholders' equity	302,842	328,516
Total liabilities and stockholders' equity	$1,366,282	$1,320,985
See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$535,446	$415,563	$1,544,133	$930,315
Cost of goods sold (exclusive of amortization and depreciation)	380,663	302,595	1,099,907	665,767
Gross profit	154,783	112,968	444,226	264,548
Operating expenses:
Selling, general and administrative	117,410	95,962	344,074	218,758
Depreciation and amortization	19,729	13,711	57,152	33,605
Total operating expenses	137,139	109,673	401,226	252,363
Income from operations	17,644	3,295	43,000	12,185
Interest expense	(15,069)	(20,688)	(45,194)	(37,202)
Other income, net	35	79	13,419	93
Income (loss) before income taxes	2,610	(17,314)	11,225	(24,924)
Income tax expense (benefit)	1,211	(1,969)	4,637	(5,358)
Net income (loss)	$1,399	$(15,345)	$6,588	$(19,566)

Earnings (loss) per share data:
Basic	$0.03	$(0.51)	$0.16	$(0.65)
Diluted	$0.03	$(0.51)	$0.16	$(0.65)
Weighted average shares outstanding:
Basic	42,865,407	29,974,239	41,021,808	29,974,239
Diluted	42,870,391	29,974,239	41,023,935	29,974,239

Comprehensive income (loss):
Net income (loss)	$1,399	$(15,345)	$6,588	$(19,566)
Foreign currency translation adjustment	3,037	153	5,695	153
Unrealized (loss) gain on derivative, net of taxes of $1.0 million and $0.3 million, respectively and $1.9 million and $0.3 million, respectively	(1,647)	722	(3,047)	722
Total other comprehensive income	1,390	875	2,648	875
Total comprehensive income (loss)	$2,789	$(14,470)	$9,236	$(18,691)

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,588	$(19,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,675	9,620
Amortization of intangible assets	34,477	23,985
Amortization of debt issuance costs and debt discount	7,352	3,599
Inventory fair value purchase accounting adjustment	942	6,372
Unrealized gain on foreign currency, net	(169)	(17)
Loss on extinguishment of debt	—	5,355
Provision for doubtful accounts	2,182	1,923
Stock-based compensation	1,978	—
Unrealized gain on derivative instruments, net	(13,045)	(148)
Loss on disposal of property and equipment	202	243
Deferred income taxes	2,710	(5,160)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(29,837)	(21,179)
Other receivables	6,429	2,177
Inventories	20	(6,782)
Prepaid expenses and other current assets	(945)	(696)
Other assets	(2,180)	(110)
Accounts payable	18,414	(2,949)
Accrued payroll and employee benefits	(4,797)	2,647
Accrued taxes	(521)	1,187
Other liabilities	(19,920)	7,421
Net cash provided by operating activities	32,555	7,922
Cash flows from investing activities:
Purchases of property and equipment	(26,268)	(22,780)
Payment of net working capital adjustments	(405)	—
Proceeds from net working capital adjustments	8,590	—
Proceeds from the disposal of fixed assets	528	—
Acquisitions, net of cash acquired	(73,348)	(372,116)
Net cash used in investing activities	(90,903)	(394,896)
Cash flows from financing activities:
Proceeds from asset-based revolving credit facility	395,688	215,000
Repayments of asset-based revolving credit facility	(524,782)	(95,000)
Principal borrowings on long-term debt	—	713,600
Principal payments on long-term debt	—	(463,606)
Debt issuance costs	—	(34,359)
Principal repayment of capital lease obligations	(2,110)	(2,000)
Issuance of common stock	163,952	—
Capital contributions	2,997	66,205

Capital distributions	—	(67)
Net cash provided by financing activities	35,745	399,773
Effect of exchange rate changes on cash	363	(68)
Net (decrease) increase in cash	(22,240)	12,731
Cash and cash equivalents at beginning of period	28,552	10,662
Cash and cash equivalents at end of period	$6,312	$23,393

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,236	$2,228
Cash paid for interest	$49,937	$18,717
Cash paid during the period for early debt repayment penalty	$—	$1,600
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$3,047	$722
Assets acquired under capital lease	$667	$804
Goodwill adjustment for purchase price allocation	$518	$—
Tax receivable agreement	$203,837	$—
Property and equipment included in accounts payable	$—	$133
Embedded derivative in issued notes	$—	$6,200

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents	Foundation Building Materials, Inc.
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

Initial Public Offering

Following the Reorganization, on February 15, 2017, the Company completed an initial public offering ("IPO") in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts and commissions and expenses, the net proceeds to the Company from the IPO were approximately $164.0 million. The Company used these net proceeds to repay borrowings outstanding under its asset-based revolving credit facility (the "ABL Credit Facility"). The proceeds of $164.0 million were recorded in equity, with approximately $13,000 recorded for the par value of the common stock and the remaining amount recorded in additional paid-in capital. The underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from Parent 2 and those shares were purchased on February 24, 2017. The Company did not receive any proceeds from the sale of shares by Parent 2.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Net Investment Hedge

As of September 30, 2017, and December 31, 2016, the amount of notional foreign exchange contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
The net investment hedge is measured at fair value within the consolidated balance sheet either as an asset or a liability. At September 30, 2017, the fair value of the derivative instrument was $2.7 million and was recorded in other long-term liabilities. At December 31, 2016, the fair value of the derivative instrument was $2.4 million and was recorded in non-current other assets.

The Company recognized a loss of $1.6 million and $3.0 million, net of taxes of $1.0 million and $1.9 million, respectively, for the three and nine months ended September 30, 2017, respectively, recorded in comprehensive income (loss) related to the net investment hedge. The Company recognized a gain of $0.7 million, net of taxes of $0.3 million, for the three and nine months ended September 30, 2016, recorded in comprehensive income (loss) related to the net investment hedge.

The Company recorded a loss of $111,000 and $205,000 for the three and nine months ended September 30, 2017, respectively, in other income, net, related to the ineffective portion of the net investment hedge. The Company recorded a gain of $48,000 for the three and nine months ended September 30, 2016 in other income, net, related to the ineffective portion of the net investment hedge.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

Embedded Derivative

The Company has the option to prepay its $575.0 million Senior Secured Notes due 2021 (the "Notes") at any time prior to August 15, 2018 at a price equal to 100% of the principal amount, plus the applicable premium and any accrued and unpaid interest.
In addition, prior to August 15, 2018 and in the event of equity offerings, the Company has the option to prepay up to 40% of the Notes using the proceeds from such offering within 180 days from closing of the offering. However, 50% of the principal needs to remain outstanding. The redemption price is determined at 108.25% plus accrued and unpaid interest.

On or after August 15, 2018, the Company may redeem the Notes subject to a redemption price equal to a percentage of the principal amount of the Notes, with such percentage set forth in the indenture governing the Notes, plus accrued and unpaid interest.

The optional prepayment subsequent to an equity offering constitutes an embedded derivative and is bifurcated from the debt host and accounted for separately. The embedded derivative is recorded at fair value at inception and on an ongoing basis, with any changes in fair value from inception recorded in earnings. The fair value of the embedded derivative at September 30, 2017 and December 31, 2016 was $0 and $13.2 million, respectively. The fair value of the embedded derivative at September 30, 2017 was $0 due to a minimal probability of an equity offering occurring where the proceeds are used to pay down the Notes prior to the expiration of the optional prepayment time period on August 15, 2018. At December 31, 2016, the fair value of the embedded derivative was included in the balance sheet as non-current other liabilities.

The change in fair value in the amount of $0 and $13.2 million for the three and nine months ended September 30, 2017, respectively, was included in the statements of operations in other income, net. The change in fair value in the amount of $100,000 for the three and nine months ended September 30, 2016 was included in the statement of operations in other income, net.

4. Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. The purchase price is allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of September 30, 2017. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition date.

Dominion Interior Supply

On January 1, 2017, the Company acquired the operations and certain assets of Dominion Interior Supply Corporation and Dominion Interior Supply of Roanoke LLC (collectively "Dominion Interior Supply"). Dominion Interior Supply was a supplier of suspended ceiling systems to commercial and residential developers in Virginia and North Carolina.

Irwin Builders Supply Corporation

On April 3, 2017, the Company acquired the operations and certain assets of the specialty building products division of Irwin Builders Supply Corporation ("Irwin") located in Irwin, Pennsylvania. Irwin was a provider of a broad range of building products including wallboard, metal framing, ceiling and wall systems, insulation and other complementary products to the Pennsylvania market.

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

Wallboard, Inc

On May 1, 2017, the Company acquired all of the stock of Wallboard, Inc. ("Wallboard") with two branch locations in the Minneapolis-St. Paul metropolitan area. Wallboard was an independent distributor of specialty building products, including wallboard, metal framing, insulation and finishing products primarily servicing the commercial market as well as the multi-family residential market.

Gypsum Wallboard Supply, Inc.

On May 1, 2017, the Company acquired the operations and certain assets of Gypsum Wallboard Supply, Inc. ("GWSI") in Tacoma, Washington. GWSI was an independent distributor of specialty building products including wallboard, metal framing, suspended ceiling systems and other complementary products. GWSI primarily serviced the commercial market as well as the multi-family residential market in the Seattle metropolitan area.

Ceiling and Wall Supply, Inc.

On July 1, 2017, the Company acquired the operations and certain assets of Ceiling and Wall Supply, Inc. ("CWS"). CWS was an independent distributor of specialty building products including Armstrong suspended ceiling systems, wallboard, metal framing, insulation, and Dryvit products. CWS primarily serviced the commercial market and operated five branches in Illinois, Kentucky and Missouri.

Virginia Builders' Supply, Inc.

On July 1, 2017, the Company acquired the operations and certain assets of Virginia Builders' Supply, Inc. ("VBS"). VBS was an independent distributor of specialty building products including wallboard, metal framing, insulation, fasteners, tools and other accessory products used by interior contractors in the commercial and residential markets in Virginia.

American Wal-Board

On August 1, 2017, the Company acquired the operations and substantially all of the assets of American Wal-Board, LLC, American Materials, LLC, American Drywall & Roofing, LLC and JLS Equipment Leasing, LLC (collectively, "AWB"). AWB was an independent distributor of specialty building products including wallboard, metal framing, insulation, roofing and fireplace products to the commercial and residential markets in Tennessee and Mississippi.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2017, the Company completed eight acquisitions for an aggregate purchase price of $74.9 million. The purchase price of the acquisitions ranged from $0.8 million to $20.9 million. These acquisitions are not considered material, individually or in aggregate. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions summarized above ("2017 acquisitions") (in thousands):

Nine Months Ended September 30, 2017
Assets acquired:
Cash	$1,511
Accounts receivable	17,354
Other receivables	1,223
Inventories	10,594
Prepaid and other current assets	292
Property and equipment	8,497
Goodwill	26,279
Intangible assets	17,567
Other assets	23
Total assets acquired:	83,340
Liabilities assumed:
Accounts payable	(7,405)
Accrued expenses and other current liabilities	(1,067)
Total liabilities assumed	(8,472)
Total net assets acquired	$74,868

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from the acquisition are expected to be tax deductible, and each of the 2017 acquisitions was treated as an asset purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments, however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. The pro forma impact of the 2017 acquisitions is not presented as the 2017 acquisitions are not considered material to the Company's consolidated financial statements.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

5. Goodwill and Intangible Assets

The change in goodwill from December 31, 2016 to September 30, 2017 consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2016	$437,935
Goodwill acquired	26,279
Purchase price allocation adjustments	(7,668)
Impact of foreign exchange rates	1,926
Balance at September 30, 2017	$458,472

As of September 30, 2017, goodwill allocated to the SBP and MI segments was $450.9 million and $7.6 million, respectively. As of December 31, 2016, goodwill allocated to the SBP and Ml segments was $432.6 million and $5.3 million, respectively. Changes to initial purchase price allocations related to acquisitions may arise from changes in estimates from conditions that existed at the applicable acquisition date and as a result of net working capital adjustments.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$15,980	$(6,492)	$9,488	$15,980	$(4,097)	$11,883
Customer relationships	254,093	(67,442)	186,651	235,690	(35,550)	200,140
Other intangible assets	3,638	(779)	2,859	3,852	(494)	3,358
	$273,711	$(74,713)	$198,998	$255,522	$(40,141)	$215,381

The weighted average amortization period of these intangible assets in the aggregate is 4.5 years.

6. Long-Term Debt

(in thousands)	September 30, 2017	December 31, 2016
Senior secured notes	$575,000	$575,000
Unamortized debt issuance costs - senior secured notes	(42,924)	(49,513)
Asset-based revolving credit facility	79,500	208,469
Unamortized debt issuance costs - asset-based revolving credit facility	(3,418)	(4,182)
	$608,158	$729,774
Senior Secured Notes Due 2021
On August 9, 2016, the Company, together with FBM Finance, its wholly owned subsidiary which was created for the purpose of issuing the Notes (together, the "Issuers"), issued $575 million in aggregate principal amount of 8.25% senior secured notes due 2021 at an issue price of 100% of the principal amount of the Notes in a private placement.
The Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by Alpha and each of Alpha's domestic wholly owned restricted subsidiaries (other than certain excluded subsidiaries) (the "Guarantors"). The Notes are senior secured obligations that have priority over certain collateral of the Issuers and the Guarantors of the Notes and are effectively subordinated to the obligations under the ABL Credit Facility in respect of certain other collateral of the Issuers and the Guarantors of the Notes.

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

Before August 15, 2018, the Issuers may redeem all or a portion of the Notes, at a redemption price equal to 100% of the principal amount thereof, plus an applicable premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to August 15, 2018 and in the event of equity offerings, the Issuers are entitled to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 108.25% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Issuers may, at their option, redeem all or a portion of the Notes at any time on or after August 15, 2018 at the applicable redemption prices specified in the Indenture, plus any accrued and unpaid interest to, but excluding, the applicable redemption date.

Upon certain kinds of changes of control, holders of the Notes have the right to require the Issuers to repurchase all or any portion of such holder’s Notes at 101% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.

ABL Credit Facility

On August 9, 2016, Beta as the Initial Borrower (as defined in the ABL Credit Facility) along with Alpha and additional U.S. and Canadian borrowers entered into the ABL Credit Facility with Goldman Sachs Bank USA as administrative agent, which matures on February 9, 2021. The ABL Credit Facility bears interest, at the applicable borrower's option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. Based on the historical excess availability under the ABL Credit Facility, the margin can range from 1.25% to 1.75% per annum in the case of Eurodollar rate loans and 0.25% to 0.75% per annum in the case of alternate base rate loans. The available borrowing capacity, or borrowing base, is derived from a percentage of the borrowers' eligible receivables and inventory in both the United States and Canada, as defined in the ABL Credit Facility, subject to certain reserves, with a $75 million sub-limit on the Canadian borrowing base. As of the closing of the ABL Credit Facility, the available borrowing capacity was $250 million. A variable commitment fee, ranging from 0.25% to 0.375% and currently 0.25% per annum, is charged on the unused amount of the ABL Credit Facility based on quarterly average loan utilization. Letters of credit under the ABL Credit Facility are assessed at a rate equal to the applicable Eurodollar margin currently 1.50% as well as a fronting fee at a rate of 0.125% per annum.

These fees are payable quarterly in arrears at the end of March, June, September, and December. In addition, an administrative agent fee of $75,000 for the ABL Credit Facility is due and payable each year in quarterly installments on the last day of each quarter. The ABL Credit Facility is a senior secured obligation of Alpha, Beta, and the borrowers, with priority over certain collateral of the Company and its subsidiaries. There are no prepayment premiums associated with the ABL Credit Facility.

On September 23, 2016, Beta, Alpha and the additional U.S. and Canadian borrowers entered into an Incremental Facility Amendment to the ABL Credit Facility which extended borrowing commitments under the ABL Credit Facility by an additional $50 million, resulting in total borrowing capacity of $300 million.

7. Tax Receivable Agreement Liability

In connection with the IPO, the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances are deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (i) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. In the first quarter of 2017, the Company recorded a liability of $203.8 million, with a corresponding offset to additional paid-in capital for the TRA. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early. During the three and nine months ended September 30, 2017, there was no change in the TRA liability that was recorded in the statements of operations. As of September 30, 2017, the TRA liability was $203.8 million. There have been no payments related to the TRA from inception to September 30, 2017.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

8. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of cumulative unrealized foreign currency translation adjustments and unrealized gain (loss) on certain derivative instruments. During the nine months ended September 30, 2017, there were no reclassifications out of accumulated other comprehensive income (loss).
The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 were as follows (in thousands):

	Cumulative unrealized foreign currency translation (losses) gains	Unrealized gain (loss) on derivative, net of tax	Total
Balance at December 31, 2016	$(1,464)	$1,461	$(3)
Other comprehensive income (loss)	5,695	(3,047)	2,648
Balance at September 30, 2017	$4,231	$(1,586)	$2,645

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of September 30, 2017, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

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
The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at September 30, 2017 is as follows (in thousands):

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability (Note 3)	$—	$(2,722)	$—	$(2,722)

Table of Contents	Foundation Building Materials, Inc.
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
The estimated carrying amount and fair value of the Company’s financial instruments and liabilities for which fair value is only disclosed is as follows (in thousands):

	Fair Value Measurements at September 30, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Senior secured notes	$532,076	$—	$613,813	$—	$613,813

11. Income Taxes

For the three and nine months ended September 30, 2017, the Company's effective tax rates were 46.4% and 41.3%, respectively. The variance from the statutory federal tax rate was primarily due to state income taxes and non-deductible items. For the three and nine months ended September 30, 2016, the Company's effective tax rates were 11.4% and 21.5%, respectively. The variance from the statutory federal tax rate was primarily due to state income taxes and non-deductible items.

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

Based on the provisions of ASC 280, the Company has defined its operating segments by considering management structure and product offerings. This evaluation resulted in the following reportable segments:

•
Specialty Building Products—SBP distributes wallboard, metal framing, suspended ceiling systems and other products. Other products include stucco and exterior insulation and finish systems, as well as complementary offerings, such as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

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
The following tables present net sales and gross profit for each reportable segment (in thousands):

	Three Months Ended September 30,
	2017		2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$467,891	$135,883	$378,280	$105,154
MI	67,555	18,900	37,283	7,814
Consolidated	$535,446	$154,783	$415,563	$112,968
Total gross profit	$154,783		$112,968
Total operating expenses	(137,139)		(109,673)
Interest expense	(15,069)		(20,688)
Other income, net	35		79
Income (loss) before income taxes	$2,610		$(17,314)

	Nine Months Ended September 30,
	2017		2016
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$1,346,441	$389,037	$893,032	$256,734
MI	197,692	55,189	37,283	7,814
Consolidated	$1,544,133	$444,226	$930,315	$264,548
Total gross profit	$444,226		$264,548
Total operating expenses	(401,226)		(252,363)
Interest expense	(45,194)		(37,202)
Other income, net	13,419		93
Income (loss) before income taxes	$11,225		$(24,924)

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$473,282	$380,095	$1,370,301	$894,847
Canada	62,164	35,468	173,832	35,468
Total	$535,446	$415,563	$1,544,133	$930,315

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows (in thousands):

	Three Months Ended September 30,				Change
	2017		2016		$	%
SBP Segment
Wallboard	$179,362	38.3%	$145,193	38.4%	$34,169	23.5%
Suspended ceiling systems	91,933	19.6%	62,488	16.5%	29,445	47.1%
Metal framing	71,420	15.3%	64,950	17.2%	6,470	10.0%
Other	125,176	26.8%	105,649	27.9%	19,527	18.5%
Total SBP net sales	$467,891	100.0%	$378,280	100.0%	$89,611	23.7%

MI Segment
Commercial and industrial insulation	$53,447	79.1%	$28,128	75.4%	$25,319	90.0%
Non-insulation products	14,108	20.9%	9,155	24.6%	4,953	54.1%
Total MI net sales	$67,555	100.0%	$37,283	100.0%	$30,272	81.2%
Total net sales	$535,446		$415,563		$119,883	28.8%

Gross profit - SBP	$135,883		$105,154		$30,729	29.2%
Gross profit - MI	18,900		7,814		11,086	141.9%
Total gross profit	$154,783		$112,968		$41,815	37.0%

Gross margin - SBP	29.0%		27.8%		1.2%
Gross margin - MI	28.0%		21.0%		7.0%
Total gross margin	28.9%		27.2%		1.7%

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,				Change
	2017		2016		$	%
SBP Segment
Wallboard	528,937	39.3%	$371,634	41.6%	$157,303	42.3%
Suspended ceiling systems	247,921	18.4%	118,323	13.2%	129,598	109.5%
Metal framing	212,486	15.8%	156,415	17.5%	56,071	35.8%
Other	357,097	26.5%	246,660	27.7%	110,437	44.8%
Total SBP net sales	$1,346,441	100.0%	$893,032	100.0%	$453,409	50.8%

MI Segment
Commercial and industrial insulation	$148,488	75.1%	$28,128	75.4%	$120,360	427.9%
Non-insulation products	49,204	24.9%	9,155	24.6%	40,049	437.5%
Total MI net sales	$197,692	100.0%	$37,283	100%	$160,409	430.2%
Total net sales	$1,544,133		$930,315		$613,818	66.0%

Gross profit - SBP	$389,037		$256,734		$132,303	51.5%
Gross profit - MI	55,189		7,814		47,375	606.3%
Total gross profit	$444,226		$264,548		$179,678	67.9%

Gross margin - SBP	28.9%		28.7%		0.2%
Gross margin - MI	27.9%		21.0%		6.9%
Total gross margin	28.8%		28.4%		0.4%

13. Other Current Liabilities

The balance of other current liabilities consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accrued expenses	$6,992	$14,572
Accrued interest	6,180	18,915
Accrued other	15,381	16,126
Total other current liabilities	$28,553	$49,613

14. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period, divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares used in basic computations	42,865,407	29,974,239	41,021,808	29,974,239
Dilutive effect of stock options and restricted stock units	4,984	—	2,127	—
Weighted average shares used in diluted computations	42,870,391	29,974,239	41,023,935	29,974,239

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2016, there were no stock options or restricted stock units outstanding, therefore, the basic and diluted share count were the same. For the three and nine months ended September 30, 2017, there were approximately 9,232 and 110,165 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

15. Subsequent Events

On October 1, 2017, the Company acquired the operations and substantially all of the assets of MCS Door & Hardware (“MCS"). MCS was an independent distributor of specialty building products including doors, frames, hardware and toilet partitions in connection with new construction and repair and remodel projects in the commercial market in Texas. MCS operated one branch in Texas.

On November 1, 2017, the Company acquired all of the shares of Del-Pro Building Supplies, Inc. ("DPSI"). DPSI was an independent distributor of specialty building products including wallboard, metal framing, insulation, basement blanket and spray foam products in the commercial and residential markets. Del-Pro operated one branch in Ontario, Canada.

The Company expects to record the purchase price allocations during the fourth quarter of 2017.

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

Overview

We are the largest specialty distributor of suspended ceiling systems and the second largest specialty distributor of wallboard in the United States and Canada. We are also the second largest specialty distributor and one of the largest fabricators of commercial and industrial mechanical insulation in the United States. Since our founding in 2011, we are the fastest growing publicly-traded specialty building products distributor by revenue and branch count, with over 220 branches and more than 35,000 SKUs.

We have a national operating model supported by local market expertise and an entrepreneurial, customer centric culture. Our strong national brand and acquisition expertise have established us as the distributor of choice for leading suppliers, and we have over 30,000 customers across a balanced mix of construction-related end markets. We believe that we are able to maintain our local market excellence due to our longstanding customer relationships, dependable service and market-specific product offerings that cater to local market trends and preferences.

Third Quarter Update

Financial Results

We reported net sales of $535.4 million for the three months ended September 30, 2017, an increase of $119.9 million, or 28.8%, over the three months ended September 30, 2016. We believe net sales for the three months ended September 30, 2017 were adversely impacted by approximately $17.0 million to $20.0 million due to two fewer business days in the 2017 period as compared to the same period in 2016, and by the loss of approximately $6.0 million to $8.0 million of net sales due to the impact of the hurricanes resulting in 27 branches being closed at least one day. However, our average daily base business net sales for the three months ended September 30, 2017 were up 2.0% over the prior year period. We reported net income of $1.4 million and Adjusted EBITDA(1) of $40.3 million for the three months ended September 30, 2017. We also continued to execute our acquisition strategy by completing three acquisitions during the quarter.

Acquisitions

We supplement our organic growth strategy with selective acquisitions, and since January 2017 through the date of this filing, we have completed 10 acquisitions totaling 19 branches. See Note 4, Acquisitions and Note 15, Subsequent Events, to the condensed consolidated financial statements. We believe that significant opportunities exist to continue to expand our geographic footprint and product offerings by executing additional strategic acquisitions, and we maintain an extensive and active acquisition pipeline. We are typically evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through integrated procurement and pricing programs and brand consolidation. The eight acquisitions completed prior to September 30, 2017 contributed approximately $30.7 million of net sales to our 2017 third quarter and $49.3 million for the nine months ended September 30, 2017. We expect the full year 2017 net sales contribution from all acquisitions to be in the range of $70 million to $80 million. As of November 1, 2017, all but one of the acquisitions made through September 30, 2017 have been integrated from an accounting and information technology perspective.

(1) Adjusted EBITDA is a non-GAAP measure. See the Non-GAAP Financial Information at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of how we define and calculate this measure, why we believe it is important and a reconciliation thereof to the most directly comparable GAAP measure.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Del-Pro Building Supplies, Inc.	November 1, 2017	Ontario, Canada	1
MCS Door & Hardware	October 1, 2017	TX	1
American Wal-Board, LLC, American Materials, LLC, American Drywall & Roofing, LLC and JLS Equipment Leasing, LLC	August 1, 2017	TN, MS	2
Ceiling and Wall Supply, Inc.	July 1, 2017	MO, IL, KY	5
Virginia Builders' Supply, Inc.	July 1, 2017	VA	1
Wallboard, Inc.	May 1, 2017	MN	2
Gypsum Wallboard Supply, Inc.	May 1, 2017	WA	1
Trident Distribution	April 28, 2017	GA	1
Irwin Builders Supply Corporation	April 3, 2017	PA	1
Dominion Interior Supply Corporation and Dominion Interior Supply of Roanoke LLC	January 3, 2017	VA	4
Total			19

Description of Segments

We have two reportable segments. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker, or CODM. Management evaluates performance for each segment based on gross profit. The reportable segments are:

Specialty Building Products - Specialty building products, or SBP, distributes wallboard, metal framing, suspended ceiling systems and other products. Other products include stucco and exterior insulation and finish systems, or EIFS, as well as complementary offerings, such as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

Mechanical Insulation - Mechanical insulation, or MI, includes insulation solutions for pipes and mechanical systems and the primary end markets served are new non-residential construction, non-residential repair and remodel construction and industrial markets.

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2016 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, industrial end markets, volume, costs and pricing programs. There were no material changes to those matters during the three months ended September 30, 2017. We believe each of our end markets is currently in an extended period of recovery following a deep and prolonged recession.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended September 30,
	2017		2016
(in thousands)
Statements of operations data
Net sales	$535,446	100.0%	$415,563	100.0%
Cost of goods sold (exclusive of depreciation and amortization)	380,663	71.1%	302,595	72.8%
Gross profit	154,783	28.9%	112,968	27.2%
Operating expenses:
Selling, general and administrative	117,410	21.9%	95,962	23.1%
Depreciation and amortization	19,729	3.7%	13,711	3.3%
Total operating expenses	137,139	25.6%	109,673	26.4%
Income from operations	17,644	3.3%	3,295	0.8%
Interest expense	(15,069)	(2.8)%	(20,688)	(5.0)%
Other income, net	35	—%	79	—%
Income (loss) before income taxes	2,610	0.5%	(17,314)	(4.2)%
Income tax expense (benefit)	1,211	0.2%	(1,969)	(0.5)%
Net income (loss)	$1,399	0.3%	$(15,345)	(3.7)%

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Three Months Ended September 30,				Change
	2017		2016		$	%
(in thousands)
SBP Segment
Wallboard	$179,362	38.3%	$145,193	38.4%	$34,169	23.5%
Suspended ceiling systems	91,933	19.6%	62,488	16.5%	29,445	47.1%
Metal framing	71,420	15.3%	64,950	17.2%	6,470	10.0%
Other	125,176	26.8%	105,649	27.9%	19,527	18.5%
Total SBP net sales	$467,891	100.0%	$378,280	100.0%	$89,611	23.7%

MI Segment
Commercial and industrial insulation	$53,447	79.1%	$28,128	75.4%	$25,319	90.0%
Non-insulation products	14,108	20.9%	9,155	24.6%	4,953	54.1%
Total MI net sales	$67,555	100.0%	$37,283	100.0%	$30,272	81.2%
Total net sales	$535,446		$415,563		$119,883	28.8%

Gross profit - SBP	$135,883		$105,154		$30,729	29.2%
Gross profit - MI	18,900		7,814		11,086	141.9%
Total gross profit	$154,783		$112,968		$41,815	37.0%

Gross margin - SBP	29.0%		27.8%		1.2%
Gross margin - MI	28.0%		21.0%		7.0%
Total gross margin	28.9%		27.2%		1.7%

Net Sales

Consolidated net sales for the three months ended September 30, 2017 were $535.4 million compared to $415.6 million for the three months ended September 30, 2016, representing an increase of $119.9 million, or 28.8%. We believe net sales for the three months ended September 30, 2017 were adversely impacted by approximately $17.0 million to $20.0 million due to two fewer business days in the 2017 period as compared to the same period in 2016, and by the loss of approximately $6.0 million to $8.0 million of net sales due to the impact of the hurricanes. Base business net sales decreased $2.7 million, or 1.2% to $227.0 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016; however, our average base business daily net sales increased 2.0% over the same period. Net sales from acquired branches and existing branches that were strategically combined contributed $122.6 million of the increase.

The decrease in our base business net sales was primarily driven by the following factors:

•
a decrease in wallboard sales of $0.8 million, or 0.9%, primarily due to a decrease of wallboard unit volume of approximately 4.1% driven by two fewer business days in the current quarter and the impact of the hurricanes in Florida and Texas, partially offset by an increase in average selling price of 3.3%;

•	an increase in suspended ceiling systems sales of approximately $1.5 million, or 5.1%, primarily due to increased market share gains in the Great Lakes region;

•	a decrease in metal framing sales of $4.0 million, or 9.2%, primarily due to the impact of the hurricanes in Florida and Texas, and slower commercial activity in several states; and

•	an increase in other product sales of $0.6 million, or 0.9%, primarily due to continued complementary product sales growth.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended September 30,		Change
	2017	2016	$	%
(in thousands)
Base business (1)	$226,960	$229,693	$(2,733)	(1.2)%
Acquired and combined (2)	308,486	185,870	122,616	66.0%
Net sales	$535,446	$415,563	$119,883	28.8%
(1) Represents net sales from branches that were owned by us since January 1, 2016 and branches that were opened by us during such period.
(2) Represents branches acquired and existing branches combined with acquired branches after January 1, 2016.

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by segment and major product line:

	Three Months Ended September 30, 2016	Base Business Net Sales Increase (Decrease)	Acquired and Combined Net Sales Increase	Three Months Ended September 30, 2017	Total Net Sales % Increase	Base Business Net Sales % Increase (Decrease)(1)	Acquired and Combined Net Sales % Increase(2)
(in thousands)
Wallboard	$145,193	$(838)	$35,007	$179,362	23.5%	(0.9)%	68.3%
Metal framing	64,950	(3,979)	10,449	71,420	10.0%	(9.2)%	48.0%
Suspended ceiling systems	62,488	1,487	27,958	91,933	47.1%	5.1%	84.5%
Other products	105,649	597	18,930	125,176	18.5%	0.9%	44.6%
SBP net sales	378,280	(2,733)	92,344	467,891	23.7%	(1.2)%	62.1%
MI net sales	37,283	—	30,272	67,555	81.2%	—%	81.2%
Total net sales	$415,563	$(2,733)	$122,616	$535,446	28.8%	(1.2)%	66.0%
(1) Represents base business net sales increase (decrease) as a percentage of base business net sales for the three months ended September 30, 2016.
(2) Represents acquired and combined net sales increase as a percentage of acquired and combined net sales for the three months ended September 30, 2016.

Specialty Building Products. SBP net sales for the three months ended September 30, 2017 were $467.9 million compared to $378.3 million for the three months ended September 30, 2016, representing an increase of $89.6 million, or 23.7%. Net sales from acquired branches and existing branches that were strategically combined with acquired branches contributed $92.3 million of the increase, primarily due to the acquisition of Winroc-SPI in August 2016.

Mechanical Insulation. MI net sales for the three months ended September 30, 2017 were $67.6 million compared to $37.3 million for the three months ended September 30, 2016. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition on August 9, 2016, therefore, there were less than three months of sales in this segment for the three months ended September 30, 2016.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended September 30, 2017 was $154.8 million compared to $113.0 million for the three months ended September 30, 2016, representing an increase of $41.8 million, or 37.0%. The increase in gross profit was primarily due to the increase in sales volume and contributions from acquisitions. Consolidated gross margin for the three months ended September 30, 2017 was 28.9% compared to 27.2% for the three months ended September 30, 2016. Gross profit for the three months ended September 30, 2017 included a $0.3 million charge for inventory fair value purchase accounting adjustments, as compared to $4.7 million in the three months ended September 30, 2016. Excluding the effect of these adjustments, gross margin for the three months ended September 30, 2017 was 29.0% as compared to 28.3% for the three months ended September 30, 2016. Excluding the effect of the inventory fair value purchase accounting adjustments, the increase in gross margin was primarily due to an increase in margins from wallboard, suspended ceiling systems, and mechanical insulation sales.

Specialty Building Products. SBP gross profit for the three months ended September 30, 2017 was $135.9 million compared to $105.2 million for the three months ended September 30, 2016, representing an increase of $30.7 million, or 29.2%. SBP gross profit increased with higher sales volume and contribution from acquisitions. SBP gross margin for the three months ended September 30, 2017 was 29.0% compared to 27.8% for the three months ended September 30, 2016. SBP gross profit for the three months ended September 30, 2017 included a $0.2 million charge for inventory fair value purchase accounting adjustments as compared to $2.4 million in the three months ended September 30, 2016. Excluding the effect of these adjustments, SBP gross margin for the three months ended September 30, 2017 was 29.1% as compared to 28.4% for the three months ended September 30, 2016. Excluding the effect of the inventory fair value purchase accounting adjustments, the increase in SBP gross margin was primarily due to an increase in margins from wallboard and suspended ceiling systems sales.

Mechanical Insulation. MI gross profit for the three months ended September 30, 2017 was $18.9 million compared to $7.8 million for the three months ended September 30, 2016, representing an increase of $11.1 million, or 141.9%. MI gross profit increased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to the timing of the Winroc-SPI acquisition in August 2016 and not realizing a full quarter of results. MI gross margin for the three months ended September 30, 2017 was 28.0% compared to 21.0% for the three months ended September 30, 2016. MI gross profit for the three months ended September 30, 2017 included a $0.1 million charge for inventory fair value purchase accounting adjustments as compared to $2.3 million in the three months ended September 30, 2016. Excluding the effect of these adjustments, MI gross margin for the three months ended September 30, 2017 was 28.1% as compared to 27.1% for the three months ended September 30, 2016. Excluding the effect of the inventory fair value purchase accounting adjustments, the increase in MI gross margin was primarily due to operational efficiencies.

Selling, General & Administrative

Selling, general and administrative, or SG&A, expenses consist of warehouse, delivery and general and administrative expenses.  SG&A expenses for the three months ended September 30, 2017 were $117.4 million compared to $96.0 million for the three months ended September 30, 2016, representing an increase of $21.4 million, or 22.3%. As a percentage of net sales, SG&A expenses were 21.9% for the three months ended September 30, 2017 compared to 23.1% for the three months ended September 30, 2016. The decrease in SG&A expenses as a percentage of net sales was primarily due to lower transaction costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2017 was $19.7 million compared to $13.7 million for the three months ended September 30, 2016, representing an increase of $6.0 million, or 43.8%. The increase in depreciation and amortization was primarily due to the Winroc-SPI acquisition in August 2016 and other acquisitions subsequent to September 30, 2016, which significantly increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $15.1 million compared to $20.7 million for the three months ended September 30, 2016, representing a decrease of $5.6 million, or 27.1%. The decrease in interest expense was primarily due to a loss on debt extinguishment charge of $7.0 million in the third quarter of 2016, partially offset by an increase in interest expense due to higher levels of debt incurred for acquisitions.

Income Taxes

Income tax expense for the three months ended September 30, 2017 was $1.2 million compared to an income tax benefit of $2.0 million for the three months ended September 30, 2016, for a variance of $3.2 million. The effective tax rate for the three months ended September 30, 2017 was 46.4% compared to 11.4% for the three months ended September 30, 2016. The difference in the effective tax rates between periods is due mainly to pre-tax income in 2017 compared to a pre-tax loss in 2016, impacted in the opposite direction by permanent items resulting from acquisitions and IPO expenses.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Nine Months Ended September 30,
	2017		2016
(in thousands)
Statements of operations data
Net sales	$1,544,133	100.0%	$930,315	100.0%
Cost of goods sold (exclusive of depreciation and amortization)	1,099,907	71.2%	665,767	71.6%
Gross profit	444,226	28.8%	264,548	28.4%
Operating expenses:
Selling, general and administrative	344,074	22.3%	218,758	23.5%
Depreciation and amortization	57,152	3.7%	33,605	3.6%
Total operating expenses	401,226	26.0%	252,363	27.1%
Income from operations	43,000	2.8%	12,185	1.3%
Interest expense	(45,194)	(2.9)%	(37,202)	(4.0)%
Other income, net	13,419	0.9%	93	—%
Income (loss) before income taxes	11,225	0.8%	(24,924)	(2.7)%
Income tax expense (benefit)	4,637	0.3%	(5,358)	(0.6)%
Net income (loss)	$6,588	0.5%	$(19,566)	(2.1)%

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Nine Months Ended September 30,				Change
	2017		2016		$	%
(in thousands)
SBP Segment
Wallboard	$528,937	39.3%	$371,634	41.6%	$157,303	42.3%
Suspended ceiling systems	247,921	18.4%	118,323	13.2%	129,598	109.5%
Metal framing	212,486	15.8%	156,415	17.5%	56,071	35.8%
Other	357,097	26.5%	246,660	27.7%	110,437	44.8%
Total SBP net sales	$1,346,441	100.0%	$893,032	100.0%	$453,409	50.8%

MI Segment
Commercial and industrial insulation	$148,488	75.1%	$28,128	75.4%	$120,360	427.9%
Non-insulation products	49,204	24.9%	9,155	24.6%	40,049	437.5%
Total MI net sales	$197,692	100.0%	$37,283	100.0%	$160,409	430.2%
Total net sales	$1,544,133		$930,315		$613,818	66.0%

Gross profit - SBP	$389,037		$256,734		$132,303	51.5%
Gross profit - MI	55,189		7,814		47,375	606.3%
Total gross profit	$444,226		$264,548		$179,678	67.9%

Gross margin - SBP	28.9%		28.7%		0.2%
Gross margin - MI	27.9%		21.0%		6.9%
Total gross margin	28.8%		28.4%		0.4%

Net Sales

Consolidated net sales for the nine months ended September 30, 2017 were $1,544.1 million compared to $930.3 million for the nine months ended September 30, 2016, representing an increase of $613.8 million, or 66.0%. Net sales from acquired branches and existing branches that were strategically combined contributed $574.1 million of the increase. Base business net sales increased $39.8 million, or 6.2% to $685.0 million, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

The increase in our base business was primarily driven by the following factors:

•
an increase in wallboard sales of $12.6 million, or 4.5%, primarily due to a wallboard unit volume increase of approximately 2.4% driven by an increase in the commercial and residential end markets and an increase in average selling price of 2.1%;

•	an increase in suspended ceiling systems sales of approximately $11.9 million, or 15.4%, primarily due to increased market share gains in several states; and

•	an increase in other product sales of $11.1 million, or 6.3%, primarily due to continued complementary product sales growth.

The table below highlights net sales from our base business and acquired and combined branches:

	Nine Months Ended September 30,		Change
	2017	2016	$	%
(in thousands)
Base business (1)	$685,047	$645,296	$39,751	6.2%
Acquired and combined (2)	859,086	285,019	574,067	201.4%
Net sales	$1,544,133	$930,315	$613,818	66.0%
(1) Represents net sales from branches that were owned by us since January 1, 2016 and branches that were opened by us during such period.
(2) Represents branches acquired and existing branches combined with acquired branches after January 1, 2016.

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by segment and major product line:

	Nine Months Ended September 30, 2016	Base Business Net Sales Increase	Acquired and Combined Net Sales Increase	Nine Months Ended September 30, 2017	Total Net Sales % Increase	Base Business Net Sales % Increase(1)	Acquired and Combined Net Sales % Increase(2)
(in thousands)
Wallboard	$371,634	$12,554	$144,749	$528,937	42.3%	4.5%	152.3%
Metal framing	156,415	4,194	51,877	212,486	35.8%	3.6%	129.0%
Suspended ceiling systems	118,323	11,860	117,738	247,921	109.5%	15.4%	283.3%
Other products	246,660	11,143	99,294	357,097	44.8%	6.3%	139.9%
SBP net sales	893,032	39,751	413,658	1,346,441	50.8%	6.2%	167.0%
MI net sales	37,283	—	160,409	197,692	430.2%	—%	430.3%
Total net sales	$930,315	$39,751	$574,067	$1,544,133	66.0%	6.2%	201.4%
(1) Represents base business net sales increase as a percentage of base business net sales for the nine months ended September 30, 2016.
(2) Represents acquired and combined net sales increase as a percentage of acquired and combined net sales for the nine months ended September 30, 2016.

Specialty Building Products. SBP net sales for the nine months ended September 30, 2017 were $1,346.4 million compared to $893.0 million for the nine months ended September 30, 2016, representing an increase of $453.4 million, or 50.8%. Net sales from acquired branches and existing branches that were strategically combined with acquired branches contributed $413.7 million of the increase, primarily due to the acquisition of Winroc-SPI in August 2016. SBP base business net sales also increased by $39.8 million due to product expansion into new markets and the overall market growth in both the commercial and residential construction markets.

Mechanical Insulation. MI net sales for the nine months ended September 30, 2017 were $197.7 million compared to $37.3 million for the nine months ended September 30, 2016. We entered the mechanical insulation market as a result of the Winroc-SPI acquisition on August 9, 2016; therefore, there was a shorter period of sales in this segment during the prior year period.

Gross Profit and Gross Margin

Consolidated gross profit for the nine months ended September 30, 2017 was $444.2 million compared to $264.5 million for the nine months ended September 30, 2016, representing an increase of $179.7 million, or 67.9%. The increase in gross profit was primarily due to the increase in sales volume and contributions from acquisitions. Consolidated gross margin for the nine months ended September 30, 2017 was 28.8% compared to 28.4% for the nine months ended September 30, 2016. Gross profit for the nine months ended September 30, 2017 included a $0.9 million charge for inventory fair value purchase accounting adjustments as compared to $6.4 million for the nine months ended September 30, 2016. Excluding the effect of these adjustments, gross margin for the nine months ended September 30, 2017 was 28.8% as compared to 29.1% for the nine months ended September 30, 2016. Excluding the effect of the inventory fair value purchase accounting adjustments, the decrease in gross margin was primarily due to a change in product mix with a higher contribution from suspended ceilings systems.

Specialty Building Products. SBP gross profit for the nine months ended September 30, 2017 was $389.0 million compared to $256.7 million for the nine months ended September 30, 2016, representing an increase of $132.3 million, or 51.5%. SBP gross profit increased with higher sales volume from both acquisitions and base business growth. SBP gross margin for the nine months ended September 30, 2017 was 28.9% compared to 28.7% for the nine months ended September 30, 2016. SBP gross profit for the nine months ended September 30, 2017 included a $0.8 million charge for inventory fair value purchase accounting adjustments as compared to $4.1 million in the nine months ended September 30, 2016. Excluding the effect of these adjustments, SBP gross margin for the nine months ended September 30, 2017 was 29.0% as compared to 29.2% for the nine months ended September 30, 2016. Excluding the effect of the inventory fair value purchase accounting adjustments, the decrease in SBP gross margin was primarily due to a change in product mix with a higher contribution from suspended ceilings systems.

Mechanical Insulation. MI gross profit for the nine months ended September 30, 2017 was $55.2 million compared to $7.8 million for the nine months ended September 30, 2016, representing an increase of $47.4 million, or 606.3%. MI gross profit increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the timing of the Winroc-SPI acquisition in August 2016 and not realizing a full nine months of results. MI gross margin for the nine months ended September 30, 2017 was 27.9% compared to 21.0% for the nine months ended September 30, 2016. MI gross profit for the nine months ended September 30, 2017 included a $0.1 million charge for inventory fair value purchase accounting adjustments as compared to $2.3 million in the nine months ended September 30, 2016. Excluding the effect of these adjustments, MI gross margin for the nine months ended September 30, 2017 was 28.0% as compared to 27.1% for the nine months ended September 30, 2016. The increase in MI gross margin, excluding the effect of the inventory fair value purchase accounting adjustments, was primarily due to operational efficiencies.

Selling, General & Administrative

Selling, general and administrative, or SG&A, expenses consist of warehouse, delivery and general and administrative expenses.  SG&A expenses for the nine months ended September 30, 2017 were $344.1 million compared to $218.8 million for the nine months ended September 30, 2016, representing an increase of $125.3 million, or 57.3%. As a percentage of net sales, SG&A expenses were 22.3% for the nine months ended September 30, 2017 compared to 23.5% for the nine months ended September 30, 2016. The decrease in SG&A expenses as a percentage of net sales was primarily due to lower transaction costs.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2017 was $57.2 million compared to $33.6 million for the nine months ended September 30, 2016, representing an increase of $23.6 million, or 70.2%. The increase in depreciation and amortization was primarily due to the Winroc-SPI acquisition in August 2016, which significantly increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was $45.2 million compared to $37.2 million for the nine months ended September 30, 2016, representing an increase of $8.0 million, or 21.5%. The increase in interest expense is due to higher levels of debt incurred for acquisitions.

Other Income, net

Other income, net for the nine months ended September 30, 2017 was $13.4 million compared to $0.1 million for the nine months ended September 30, 2016. The increase was primarily due to the change in fair value of an embedded derivative, which represents an early prepayment option of our senior secured notes due 2021, or the Notes. See Note 3, Derivatives and Hedging Activities, of the notes to the condensed consolidated financial statements.

Income Taxes

Income tax expense for the nine months ended September 30, 2017 was $4.6 million compared to an income tax benefit of $5.4 million for the nine months ended September 30, 2016, for a variance of $10.0 million. The effective tax rate for the nine months ended September 30, 2017 was 41.3% compared to 21.5% for the nine months ended September 30, 2016. The difference in the effective tax rates between periods is due mainly to pre-tax income in 2017 compared to a pre-tax loss in 2016, impacted in the opposite direction by permanent items resulting from acquisitions and IPO expenses.

Liquidity and Capital Resources

Summary
We depend on cash flow from operations, cash on hand and funds available under our ABL Credit Facility, and in the future, may depend on other debt financings allowed under the terms of the Notes, ABL Credit Facility and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, which approximate 1.0% of annual net sales, lease obligations and working capital for at least the next twelve months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, including the Notes, or sell assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to refinance any of our indebtedness, including the Notes and our ABL Credit Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time.

As of September 30, 2017, we had $79.5 million of outstanding borrowings and $220.5 million of available aggregate undrawn borrowing capacity under the ABL Credit Facility. Total liquidity was $226.8 million inclusive of $6.3 million in cash and cash equivalents as of September 30, 2017.

Cash Flows

A summary of net cash provided by, or (used in), operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2017	2016
(in thousands)
Net cash provided by operating activities	$32,555	$7,922
Net cash used in investing activities	$(90,903)	$(394,896)
Net cash provided by financing activities	$35,745	$399,773

Operating Activities

Net cash provided by operating activities increased by $24.6 million to $32.6 million in the nine months ended September 30, 2017 as compared to $7.9 million in the same period in 2016. The increase was primarily due to an increase in net income of $26.2 million, higher depreciation and amortization of $23.6 million due to an increase in fixed assets and intangibles as a result of acquisitions, higher amortization of debt issuance costs of $3.8 million related to higher levels of debt as a result of acquisitions and higher deferred income taxes of $7.9 million, partially offset by higher working capital needs of $15.1 million, unrealized gains related to the change in fair value of our derivatives of $12.9 million, lower inventory fair value adjustments of $5.4 million due to the lower value of acquisitions and lower losses on the extinguishment of debt of $5.4 million.

Investing Activities

Net cash used in investing activities decreased by $304.0 million to $90.9 million in the nine months ended September 30, 2017 as compared to $394.9 million in the same period in 2016. The decrease was primarily due to lower purchase prices of acquisitions of $298.8 million, net proceeds related to net working capital adjustments from acquisitions of $8.2 million, partially offset by higher capital expenditures of $3.5 million to support the growth of our business.

Financing Activities

Net cash provided by financing activities decreased by $364.0 million to $35.8 million in the nine months ended September 30, 2017 as compared to $399.8 million in the same period in 2016. During the nine months ended September 30, 2017, IPO proceeds of $164.0 million were used primarily for net debt repayments of $129.1 million, compared to net debt borrowings of $370.0 million during the nine months ended September 30, 2016.

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
The TRA requires that, after Lone Star no longer has a controlling interest, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star's consent to complete such refinancing. The ABL Credit Facility and the Notes restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. We expect the first payments under the TRA to be made in the fourth quarter of 2018 based on the Company's 2017 tax returns. The discounted present value of the TRA at September 30, 2017, was estimated to be between $125.0 million to $150.0 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

New Accounting Standards

Please refer to Note 2, Recently Issued Accounting Standards to the notes to our condensed consolidated financial statements for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended September 30, 2017.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization and before certain non-recurring adjustments such as purchase accounting adjustments, public company readiness expenses, stock-based compensation, non-cash (gains) losses on the sale of property and equipment, non-recurring hurricane related costs, transaction costs and unrealized (gains) losses on derivative financial instruments.

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements.

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

The following is a reconciliation of Adjusted EBITDA to the nearest GAAP measure, net income:

Three Months Ended September 30, 2017
(in thousands)
Net income	$1,399
Interest expense, net	15,043
Income tax expense	1,211
Depreciation and amortization	19,729
Unrealized non-cash loss on derivative financial instrument	111
Public company readiness expenses	519
Stock-based compensation	213
Non-cash purchase accounting effects(a)	278
Loss on disposal of property and equipment	30
Hurricane related costs(b)	430
Transaction costs(c)	1,316
Adjusted EBITDA	$40,279
Adjusted EBITDA margin(d)	7.5%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of acquisitions.

(b)	Represents costs related to payroll and inventory resulting from Hurricanes Harvey and Irma.

(c)	Represents one-time, third-party advisor costs related to our acquisitions in the period, including fees to financial advisors, accountants, attorneys and other professionals.

(d)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the Company’s market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2016 10-K during the nine months ended September 30, 2017.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

FOUNDATION BUILDING MATERIALS, INC.

Date: November 6, 2017	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)