Form 10-Q
period 2018-03-31
Foundation Building Materials, Inc.
filed 2018-05-09
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,893,585.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$8,645	$12,101
Accounts receivable—net of allowance for doubtful accounts of $4,870 and $4,651, respectively	312,787	280,023
Other receivables	53,191	59,462
Inventories	192,934	184,436
Prepaid expenses and other current assets	11,327	12,636
Total current assets	578,884	548,658
Property and equipment, net	152,306	151,408
Intangible assets, net	181,856	189,770
Goodwill	466,614	458,737
Other assets	5,352	5,604
Total assets	$1,385,012	$1,354,177
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$158,475	$156,345
Accrued payroll and employee benefits	20,902	21,158
Accrued taxes	11,081	7,790
Tax receivable agreement	15,892	15,892
Other current liabilities	27,405	41,093
Total current liabilities	233,755	242,278
Asset-based revolving credit facility	89,878	47,486
Long-term portion of notes payable, net	536,748	534,379
Tax receivable agreement	119,912	119,912
Deferred income taxes, net	16,646	17,819
Other liabilities	11,264	13,639
Total liabilities	1,008,203	975,513
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,891,252 and 42,865,407 shares issued, respectively	13	13
Additional paid-in capital	330,339	330,113
Retained earnings	45,311	46,184
Accumulated other comprehensive income	1,146	2,354
Total stockholders' equity	376,809	378,664
Total liabilities and stockholders' equity	$1,385,012	$1,354,177

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$536,297	$479,457
Cost of goods sold	381,857	339,546
Gross profit	154,440	139,911
Operating expenses:
Selling, general and administrative	121,427	113,062
Depreciation and amortization	19,886	18,396
Total operating expenses	141,313	131,458
Income from operations	13,127	8,453
Interest expense	(15,132)	(15,249)
Other income, net	67	13,289
(Loss) income before income taxes	(1,938)	6,493
Income tax (benefit) expense	(885)	2,564
Net (loss) income	$(1,053)	$3,929

(Loss) earnings per share data:
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11
Weighted average shares outstanding:
Basic	42,879,874	37,273,156
Diluted	42,879,874	37,273,156

Comprehensive (loss) income:
Net (loss) income	$(1,053)	$3,929
Foreign currency translation adjustment	(2,371)	573
Unrealized gain (loss) on derivative, net of taxes of $0.5 million and $0.3 million, respectively.	1,163	(461)
Total other comprehensive (loss) income	(1,208)	112
Total comprehensive (loss) income	$(2,261)	$4,041

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(1,053)	$3,929
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	7,970	7,131
Amortization of intangible assets	11,916	11,265
Amortization of debt issuance costs and debt discount	2,624	2,399
Inventory fair value purchase accounting adjustment	407	71
Provision for doubtful accounts	551	135
Stock-based compensation	271	1,553
Unrealized gain on derivative instruments, net	(74)	(13,219)
Loss on disposal of property and equipment	13	152
Deferred income taxes	(1,614)	2,543
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,221)	(11,273)
Other receivables	6,278	12,595
Inventories	(6,129)	(2,137)
Prepaid expenses and other current assets	1,423	787
Other assets	36	158
Accounts payable	2,423	8,249
Accrued payroll and employee benefits	(202)	(7,793)
Accrued taxes	3,301	(238)
Other liabilities	(13,461)	(15,424)
Net cash (used in) provided by operating activities	(16,541)	883
Cash flows from investing activities:
Purchases of property and equipment	(7,594)	(7,572)
Payment of net working capital adjustments	(15)	—
Proceeds from net working capital adjustments	178	—
Proceeds from the disposal of fixed assets	200	98
Acquisitions, net of cash acquired	(21,233)	(13,195)
Net cash used in investing activities	(28,464)	(20,669)
Cash flows from financing activities:
Proceeds from asset-based revolving credit facility	131,224	114,500
Repayments of asset-based revolving credit facility	(88,724)	(281,032)
Tax withholding payment related to net settlement of equity awards	(45)	—
Principal repayment of capital lease obligations	(745)	(691)
Issuance of common stock	—	164,189
Capital contributions	—	2,997
Net cash provided by (used in) financing activities	41,710	(37)
Effect of exchange rate changes on cash	(161)	64
Net decrease in cash	(3,456)	(19,759)
Cash and cash equivalents at beginning of period	12,101	28,552

Cash and cash equivalents at end of period	$8,645	$8,793

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$—	$39
Cash paid during the period for interest	$24,201	$25,308
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$1,163	$461
Assets acquired under capital lease	$—	$378
Goodwill adjustment for purchase price allocation	$202	$723
Tax receivable agreement	$—	$203,837

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Business

Foundation Building Materials, Inc. (the "Company") is a specialty distributor of wallboard, suspended ceiling systems, and mechanical insulation throughout the U.S. and Canada. Based in Tustin, California, the Company employs more than 3,700 people and operates more than 220 branches across the U.S. and Canada.

Organization

The Company was formed on October 27, 2016 (inception). The initial stockholder of the Company was LSF9 Cypress Parent 2 LLC ("Parent 2") which held all of the Company's authorized, issued and outstanding shares of common stock.

Reorganization

On February 8, 2017, FBM Alpha LLC, (formerly known as LSF9 Cypress Parent, LLC) ("Alpha"), transferred its wholly owned direct subsidiary, Foundation Building Materials Holding Company LLC (formerly known as FBM Beta LLC and LSF9 Cypress Holdings, LLC) ("Holdco"), and indirectly FBM Finance, Inc. to the Company, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by the Company (the "Reorganization").

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018 (the "2017 10-K").

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
Notes to Condensed Consolidated Financial Statements

2. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted new revenue recognition guidance, Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers and all related amendments, using the modified retrospective method. The Company has completed its evaluation of the impact of this standard and has concluded that it did not have a material impact on its consolidated financial statements.
Revenue Recognition - Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration expected to be received in exchange for those products. The applicable shipping and handling costs invoiced to the customer are included in "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. All revenue recognized is net of sales taxes collected, which are subsequently remitted to the appropriate government authorities.

Performance Obligations - The performance obligation for product sales is met at a point in time, when the product is delivered and control is transferred to the customer. At inception of a contract with a customer, the price and quantity of goods are fixed. However, the Company offers discounts on terms and rebate incentives to select customers. The Company also gives customers the right to return eligible products.
Disaggregation of Revenue - Refer to Note 12, Segments, for further information, including revenue by segment by product and geography.
Contract Balances - The Company currently discloses its accounts receivable balances on the balance sheet. The Company does not have any contract assets due to the election of the practical expedient in Financial Accounting Standards Board ("FASB") ASC 340-40-25-4, which states an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The Company does not have any material contract liabilities.

The Company is also required to disclose revenue recognized in the reporting period from performance obligations satisfied in previous reporting periods. This guidance is consistent with existing guidance related to changes in accounting estimates. The Company will continue to monitor changes in estimates related to sales returns, customer discounts and customer rebates and will disclose them if material.
Significant Judgments - The Company calculates the allowance for sales returns, early pay discounts and customer rebates using the expected value method and believes its current methodology properly constrains revenue. The Company does not believe that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

Practical Expedients - In addition to the aforementioned practical expedient, the Company has elected the practical expedient as allowed by ASC 606-10-32-18, which states that an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers promised goods or services to a customer and when the customer pays for those goods or services will be one year or less.

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments by modifying how entities measure and recognize equity investments and present changes in the fair value of financial liabilities, and by simplifying the disclosure guidance for financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively. The Company adopted this guidance on January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result of income tax effects of the Tax Cut and Jobs Act (the “Tax Act”), which reduced the corporate federal tax rate from 35.0% to 21.0%, the Company reclassified $0.2 million from accumulated other comprehensive income to retained earnings related to its net investment hedge.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements; however, it does expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Net Investment Hedge

As of March 31, 2018, and December 31, 2017, the amount of notional foreign exchange contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
The net investment hedge is measured at fair value within the consolidated balance sheet either as an asset or a liability. At March 31, 2018 and December 31, 2017, the fair value of the derivative instrument was $0.5 million and $2.4 million, respectively, recorded in other long-term liabilities.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

The Company recognized a gain of $1.2 million, net of taxes of $0.6 million, for the three months ended March 31, 2018, recorded in other comprehensive (loss) income related to the net investment hedge. The Company recognized a gain of $0.5 million, net of taxes of $0.3 million, for the three months ended March 31, 2017, recorded in other comprehensive (loss) income related to the net investment hedge.

The Company recorded a gain of $19,000 for the three months ended March 31, 2018, in other income, net, related to the ineffective portion of the net investment hedge. The Company recorded a loss of $67,000 for the three months ended March 31, 2017, in other income, net, related to the ineffective portion of the net investment hedge.

Embedded Derivative

The Company has the option to prepay its $575.0 million Senior Secured Notes due 2021 (the "Notes") at any time prior to August 15, 2018 at a price equal to 100% of the principal amount, plus the applicable premium and any accrued and unpaid interest.
In addition, prior to August 15, 2018 and in the event of equity offerings, the Company has the option to prepay up to 40% of the Notes using the proceeds from such offering within 180 days from closing of the offering. However, 50% of the principal needs to remain outstanding. The redemption price is determined at 108.25% of the principal amount plus accrued and unpaid interest.

On or after August 15, 2018, the Company may redeem the Notes subject to a redemption price equal to a percentage of the principal amount of the Notes, with such percentage set forth in the indenture governing the Notes, plus accrued and unpaid interest.

The optional prepayment subsequent to an equity offering constitutes an embedded derivative and is bifurcated from the debt host and accounted for separately. The embedded derivative is recorded at fair value at inception and on an ongoing basis, with any changes in fair value from inception recorded in earnings. The fair value of the embedded derivative at March 31, 2018, and December 31, 2017 was $0, due to a minimal probability of an equity offering occurring where the proceeds are used to pay down the Notes prior to the expiration of the optional prepayment time period on August 15, 2018.

For the three months ended March 31, 2018, the change in fair value was $0. For the three months ended March 31, 2017, the change in fair value of $13.2 million was included in other income, net.

4. Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of March 31, 2018. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition date.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2018, the Company completed the following two acquisitions:

ArmCom Distributing Company

On February 1, 2018, the Company acquired the operations and substantially all of the assets of ArmCom Distributing Company ("ArmCom"), a division of St. Paul Linoleum and Carpet Company. ArmCom was an independent distributor of ceilings products and operated five branches in Minnesota, North Dakota, South Dakota and Nebraska.

RM Supply

On February 1, 2018, the Company acquired all of the stock of RM Supply, Inc. and certain assets of JMB Transportation, L.L.C. (collectively, “RM Supply”). RM Supply was an independent distributor of wallboard, steel framing, insulation, and wallboard accessories. RM Supply operated two branches in Missouri.

During the three months ended March 31, 2018, the Company completed the above acquisitions for an aggregate purchase price of $21.9 million. These acquisitions are not considered material, individually or in aggregate. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions summarized above ("2018 acquisitions") (in thousands):

Three Months Ended March 31, 2018
Assets acquired:
Cash	$671
Accounts receivable	3,320
Other receivables	448
Inventories	3,390
Prepaid and other current assets	146
Property and equipment	1,984
Goodwill	8,573
Intangible assets	4,200
Other assets	50
Total assets acquired:	22,782
Liabilities assumed:
Accounts payable	(530)
Accrued expenses and other current liabilities	(348)
Total liabilities assumed	(878)
Total net assets acquired	$21,904

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. One of the 2018 acquisitions was treated as an asset purchase and the other as a stock purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments, however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of these acquisitions will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the 2018 acquisitions is not presented as the 2018 acquisitions are not considered material to the Company's consolidated financial statements.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

5. Goodwill and Intangible Assets

The change in goodwill from December 31, 2017, to March 31, 2018, consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2017	$458,737
Goodwill acquired	8,573
Purchase price allocation adjustments	39
Impact of foreign exchange rates	(735)
Balance at March 31, 2018	$466,614

As of March 31, 2018, goodwill allocated to the SBP and MI segments was $460.7 million and $5.9 million, respectively. As of December 31, 2017, goodwill allocated to the SBP and MI segments was $452.8 million and $5.9 million, respectively. Changes to initial purchase price allocations related to acquisitions may arise from changes in estimates from conditions that existed at the applicable acquisition date and as a result of net working capital adjustments.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$15,980	$(8,068)	$7,912	$15,980	$(7,283)	$8,697
Customer relationships	260,564	(89,413)	171,151	256,650	(78,406)	178,244
Other intangible assets	3,649	(856)	2,793	3,640	(811)	2,829
	$280,193	$(98,337)	$181,856	$276,270	$(86,500)	$189,770

The weighted average amortization period of these intangible assets in the aggregate is 4.3 years.

6. Long-Term Debt

(in thousands)	March 31, 2018	December 31, 2017
Senior secured notes	$575,000	$575,000
Unamortized debt issuance costs - senior secured notes	(38,252)	(40,621)
Revolving asset-based credit facility	89,878	47,486
Unamortized debt issuance costs - asset-based revolving credit facility	(2,910)	(3,164)
	$623,716	$578,701
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
Notes to Condensed Consolidated Financial Statements

The Notes will mature on August 15, 2021, and bear interest at an annual rate of 8.25%. Interest on the Notes is payable semi-annually in arrears in February and August of each year. The Notes are governed by an indenture, dated August 9, 2016, among the Issuers, the Guarantors and Wilmington Trust, National Association, as trustee (the "Indenture").

Before August 15, 2018, the Issuers may redeem all or a portion of the Notes, at a redemption price equal to 100% of the principal amount thereof, plus an applicable premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to August 15, 2018 and in the event of equity offerings, the Issuers are entitled to redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 108.25% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Issuers may, at their option, redeem all or a portion of the Notes at any time on or after August 15, 2018, at the applicable redemption prices specified in the Indenture, plus any accrued and unpaid interest to, but excluding, the applicable redemption date.

Upon certain kinds of changes of control, holders of the Notes have the right to require the Issuers to repurchase all or any portion of such holder’s Notes at 101% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.

ABL Credit Facility

On August 9, 2016, Holdco as the initial borrower along with Alpha and additional U.S. and Canadian borrowers entered into the ABL Credit Facility with Goldman Sachs Bank USA as administrative agent, which matures on February 9, 2021. The ABL Credit Facility bears interest, at the applicable borrower's option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. Based on the historical excess availability under the ABL Credit Facility, the margin can range from 1.25% to 1.75% per annum in the case of Eurodollar rate loans and 0.25% to 0.75% per annum in the case of alternate base rate loans. The available borrowing capacity, or borrowing base, is derived from a percentage of the borrowers' eligible receivables and inventory in both the United States and Canada, as defined in the ABL Credit Facility, subject to certain reserves, with a $75 million sub-limit on the Canadian borrowing base. As of the closing of the ABL Credit Facility, the available borrowing capacity was $250 million. A variable commitment fee, ranging from 0.25% to 0.375% and currently 0.25% per annum, is charged on the unused amount of the ABL Credit Facility based on quarterly average loan utilization. Letters of credit under the ABL Credit Facility are assessed at a rate equal to the applicable Eurodollar margin currently 1.50% as well as a fronting fee at a rate of 0.125% per annum.

These fees are payable quarterly in arrears at the end of March, June, September, and December. In addition, an administrative agent fee of $75,000 for the ABL Credit Facility is due and payable each year in quarterly installments on the last day of each quarter. The ABL Credit Facility is a senior secured obligation of Alpha, Holdco, and the borrowers, with priority over certain collateral of the Company and its subsidiaries. There are no prepayment premiums associated with the ABL Credit Facility.

On September 23, 2016, Alpha, Holdco and the additional U.S. and Canadian borrowers entered into an Incremental Facility Amendment to the ABL Credit Facility which extended borrowing commitments under the ABL Credit Facility by an additional $50 million, resulting in total borrowing capacity of $300 million.

As of March 31, 2018, the Company had $89.9 million of outstanding borrowings and $210.1 million of available aggregate undrawn borrowing capacity under the ABL Credit Facility. The weighted average interest rate for borrowings under the ABL Credit Facility for the three months ended March 31, 2018 was 3.1%.

7. Tax Receivable Agreement Liability

In connection with the IPO, the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances are deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (i) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (ii) net operating losses, (iii) tax credits and (iv) certain other tax attributes. During the three months ended March 31, 2017, the Company recorded a liability of $203.8 million, with a corresponding offset to additional paid-in capital for the TRA. At the end of each reporting period, any changes in the Company's estimate of the liability are recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

At March 31, 2018, and December 31, 2017, the TRA liability balance was $135.8 million. There have been no payments related to the TRA from inception to March 31, 2018. The first payment related to the TRA is anticipated to be made during the fourth quarter of 2018 and is estimated to be $15.9 million and was reflected as a current liability as of March 31, 2018 and December 31, 2017.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments. During the three months ended March 31, 2018, $0.2 million was reclassified to retained earnings as a result of income tax effects of the Tax Act, which reduced the corporate federal tax rate from 35.0% to 21.0%. During the three months ended March 31, 2017, there were no reclassifications out of accumulated other comprehensive income.
The components of accumulated other comprehensive income for the three months ended March 31, 2018 were as follows (in thousands):

	Cumulative unrealized foreign currency translation gain (loss)	Unrealized (loss) gain on derivative, net of tax	Total
Balance at December 31, 2017	$3,863	$(1,509)	$2,354
Other comprehensive (loss) income	(2,371)	1,163	(1,208)
Balance at March 31, 2018	$1,492	$(346)	$1,146

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of March 31, 2018, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

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
Notes to Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis at March 31, 2018 is as follows (in thousands):

	Fair Value Measurements at March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability (Note 3)	$—	$(484)	$—	$(484)
The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis at December 31, 2017 is as follows (in thousands):

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability (Note 3)	$—	$(2,364)	$—	$(2,364)
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
The estimated carrying amount and fair value of the Company’s financial instruments for which fair value is only disclosed is as follows (in thousands):

	Fair Value Measurements at March 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Senior secured notes	$536,748	$—	$602,140	$—	$602,140

11. Income Taxes

For the three months ended March 31, 2018 and 2017, the Company's effective tax rates were 45.7% and 39.5%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended March 31, 2018, was primarily due to a refinement of the provisional estimate of the one-time repatriation tax under the Tax Act, treated as a discrete item during the quarter, state income taxes and foreign rate differential. The variance from the statutory federal tax rate of 35.0% for the three months ended March 31, 2017, was primarily due to state income taxes.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

On January 1, 2018, the Company adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result of income tax effects of the Tax Act, which reduced the corporate federal tax rate from 35.0% to 21.0%, the Company reclassified $0.2 million from accumulated other comprehensive income to retained earnings related to its net investment hedge.

On December 22, 2017, the United States government enacted the Tax Act resulting in significant modifications to existing law. The Company follows the guidance in Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 118, which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstance should the measurement period extend beyond one year from the enactment date.

At March 31, 2018, the Company has completed the accounting for the effects of the Tax Act except for the repricing of ending deferred taxes due to the reduction in the corporate tax rate and the impact of the one-time deemed repatriation transition tax on unrepatriated foreign earnings. As a result, the Company's financial statements reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects. At December 31, 2017, the Company had included a provisional reduction in deferred tax liability and corresponding provisional reduction in tax provision expense of $9.1 million in relation to the repricing of its ending deferred tax balance. The provisional amount was and is based on information currently available at that time, including estimated book to tax adjustments. The Company continues to gather and analyze information, including any future legislative tax developments at the federal or state jurisdictions, in order to complete the accounting for the repricing of the ending deferred balances as of March 31, 2018.

The Company has also included a provisional income tax payable in the amount of $0.2 million related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The provisional amount is based on information currently available, including estimated tax earnings and profits and tax pools from foreign investments. In addition, the income tax payable has been calculated by electing out of the use of net operating losses in order to maximize the use of foreign tax credits. The Company has also estimated the state tax impact of the Tax Act. The Company continues to gather and analyze information, including historical adjustments to earnings and profits of foreign subsidiaries and the available elections, in order to complete the accounting for the effects of the estimated transition tax. Any future legislative tax developments at the federal or state jurisdictions will need to be examined for potential application. It is the intention of the Company to complete the necessary analysis within the measurement period.

The Company considers the earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings.  As required by the Tax Act, as of March 31, 2018 and December 31, 2017, the Company has recorded a provisional tax liability related to the U.S. federal income taxes of approximately $8.2 million and $10.2 million, respectively, of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. However, the Company has not recorded a deferred tax liability for state and foreign withholding taxes associated with the repatriation of those foreign earnings.  If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States. The Company has no present intention to repatriate any of its foreign earnings.

12. Segments

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
Notes to Condensed Consolidated Financial Statements

Based on the provisions of ASC 280, the Company has defined its operating segments by considering management structure and product offerings. This evaluation resulted in the following reportable segments:

•
Specialty Building Products—SBP distributes wallboard, metal framing, suspended ceiling systems and complementary and other products. Complementary and other products includes stucco and exterior insulation and finish systems, as well tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

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
The following tables present net sales and gross profit for each reportable segment (in thousands):

	Three Months Ended March 31,
	2018		2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$463,661	$134,437	$418,463	$122,426
MI	72,636	20,003	60,994	17,485
Consolidated	$536,297	$154,440	$479,457	$139,911
Total gross profit	$154,440		$139,911
Total operating expenses	(141,313)		(131,458)
Interest expense	(15,132)		(15,249)
Other income, net	67		13,289
(Loss) income before income taxes	$(1,938)		$6,493

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$472,941	$426,941
Canada	63,356	52,516
Total	$536,297	$479,457

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

The following table sets forth property, plant and equipment, goodwill and intangibles by geographic area (in thousands):

	March 31, 2018	December 31, 2017
Property, plant and equipment, net
United States	$136,706	$135,330
Canada	15,600	16,078
Total property, plant and equipment, net	$152,306	$151,408
Goodwill
United States	$440,090	$431,476
Canada	26,524	27,261
Total goodwill	$466,614	$458,737
Intangibles, net
United States	$174,852	$182,070
Canada	7,004	7,700
Total intangibles, net	$181,856	$189,770
The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Three Months Ended March 31,				Change
	2018		2017		$	%
(dollars in thousands)
SBP Segment
Wallboard(1)	$180,653	39.0%	$168,239	40.2%	$12,414	7.4%
Suspended ceiling systems	86,179	18.6%	72,716	17.4%	13,463	18.5%
Metal framing	73,967	16.0%	68,662	16.4%	5,305	7.7%
Complementary and other products	122,862	26.4%	108,846	26.0%	14,016	12.9%
Total SBP net sales	$463,661	100.0%	$418,463	100.0%	$45,198	10.8%

MI Segment
Total MI net sales(2)	$72,636	100.0%	$60,994	100.0%	$11,642	19.1%
Total net sales	$536,297		$479,457		$56,840	11.9%

Gross profit - SBP	$134,437		$122,426		$12,011	9.8%
Gross profit - MI	20,003		17,485		2,518	14.4%
Total gross profit	$154,440		$139,911		$14,529	10.4%

Gross margin - SBP	29.0%		29.3%		(0.3)%
Gross margin - MI	27.5%		28.7%		(1.2)%
Total gross margin	28.8%		29.2%		(0.4)%
(1) For the three months ended March 31, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.
(2) MI contains sales from Commercial and industrial insulation and Non-insulation products.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

13. Other Current Liabilities

The balance of other current liabilities consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accrued expenses	$5,761	$6,919
Accrued interest	6,343	18,093
Accrued other	15,301	16,081
Total other current liabilities	$27,405	$41,093

14. (Loss) Earnings Per Share

Basic (loss) earnings per share represents net (loss) income for the period, divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted (loss) earnings per share for each period:

	Three Months Ended March 31,
	2018	2017
Weighted average shares used in basic computations	42,879,874	37,273,156
Dilutive effect of stock options and restricted stock units	—	—
Weighted average shares used in diluted computations	42,879,874	37,273,156

For the three months ended March 31, 2018 and 2017, there were approximately 290,000 and 108,000 shares respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, and our management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 27, 2018, or the 2017 10-K, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Unless required by law, we expressly undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the second largest specialty distributor of wallboard and suspended ceiling systems in the United States and Canada. We are also the second largest specialty distributor and one of the largest fabricators of commercial and industrial mechanical insulation in the United States. Since our founding in 2011, we are the fastest growing publicly-traded specialty building products distributor by revenue and branch count, with over 220 branches and more than 35,000 SKUs.

We have a national operating model supported by local market expertise and an entrepreneurial, customer centric culture. Our strong national brand and acquisition expertise have established us as the distributor of choice for leading suppliers, and we have over 28,000 customers across a balanced mix of construction-related end markets. We believe that we are able to maintain our local market excellence due to our longstanding customer relationships, dependable service and market-specific product offerings that cater to local market trends and preferences.

First Quarter Update

Financial Results

We reported net sales of $536.3 million for the three months ended March 31, 2018 an increase of $56.8 million, or 11.9%, compared to the three months ended March 31, 2017, including base business net sales growth of 4.9%. Our gross margin for the three months ended March 31, 2018 was 28.8% compared to 29.2% for the three months ended March 31, 2017, which reflected a change in our product mix with a higher contribution from lower margin products such as ceilings and mechanical insulation on a percentage of net sales basis. Selling, general and administrative, or SG&A, expenses, as a percentage of net sales was 22.6% for the three months ended March 31, 2018 as compared to 23.6% for the three months ended March 31, 2017. Excluding non-recurring adjustments of $1.6 million and $5.6 million, respectively, SG&A expenses as a percentage of net sales for the three months ended March 31, 2018 was 22.3% compared to 22.4% for the three months ended March 31, 2017. The decrease was due to our continued focus on operating efficiencies and cost reduction initiatives. We reported a net loss of $1.1 million and Adjusted EBITDA(1) of $35.0 million for the three months ended March 31, 2018. We also continued to execute our acquisition strategy by completing two acquisitions during the quarter.

(1) Adjusted EBITDA is a non-GAAP measure. See the Non-GAAP Financial Information at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of how we define and calculate this measure, why we believe it is important and a reconciliation thereof to the most directly comparable GAAP measure.

Acquisitions

We supplement our organic growth strategy with selective acquisitions, and since January 2018 through the date of this filing, we have completed 2 acquisitions totaling 7 branches. See Note 4, Acquisitions, to the condensed consolidated financial statements. We believe that significant opportunities exist to continue to expand our geographic footprint and product offerings by executing additional strategic acquisitions, and we maintain an extensive and active acquisition pipeline. We are typically evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through integrated procurement and pricing programs and brand consolidation. The two acquisitions completed in the first quarter of 2018, contributed approximately $5.0 million to net sales for the three months ended March 31, 2018.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
ArmCom Distributing Company	February 1, 2018	MN, ND, SD, NE	5
RM Supply	February 1, 2018	MO	2
Total			7

Description of Segments

We have two reportable segments. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker, or CODM. Management evaluates performance for each segment based on gross profit. The reportable segments are:

Specialty Building Products - Specialty building products, or SBP, distributes wallboard, metal framing, suspended ceiling systems and complementary and other products. Complementary and other products includes stucco and exterior insulation and finish systems, or EIFS, as well as tools, safety accessories and fasteners. The primary end markets served are new non-residential, new residential and non-residential repair and remodel construction markets.

Mechanical Insulation - Mechanical insulation, or MI, includes insulation solutions for pipes and mechanical systems and the primary end markets served are new non-residential construction, non-residential repair and remodel construction and industrial markets.

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, industrial end markets, volume, costs and pricing programs. There were no material changes to those matters during the three months ended March 31, 2018. We believe each of our end markets is currently in an extended period of recovery following a deep and prolonged recession.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended March 31,
	2018		2017
(dollars in thousands)
Statements of operations data
Net sales	$536,297	100.0%	$479,457	100.0%
Cost of goods sold	381,857	71.2%	339,546	70.8%
Gross profit	154,440	28.8%	139,911	29.2%
Operating expenses:
Selling, general and administrative	121,427	22.6%	113,062	23.6%
Depreciation and amortization	19,886	3.7%	18,396	3.8%
Total operating expenses	141,313	26.3%	131,458	27.4%
Income from operations	13,127	2.5%	8,453	1.8%
Interest expense	(15,132)	(2.8)%	(15,249)	(3.2)%
Other income, net	67	—%	13,289	2.8%
(Loss) income before income taxes	(1,938)	(0.3)%	6,493	1.4%
Income tax (benefit) expense	(885)	(0.2)%	2,564	0.5%
Net (loss) income	$(1,053)	(0.1)%	$3,929	0.9%

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Three Months Ended March 31,				Change
	2018		2017		$	%
(dollars in thousands)
SBP Segment
Wallboard(1)	$180,653	39.0%	$168,239	40.2%	$12,414	7.4%
Suspended ceiling systems	86,179	18.6%	72,716	17.4%	13,463	18.5%
Metal framing	73,967	16.0%	68,662	16.4%	5,305	7.7%
Complementary and other products	122,862	26.4%	108,846	26.0%	14,016	12.9%
Total SBP net sales	$463,661	100.0%	$418,463	100.0%	$45,198	10.8%

MI Segment
Total MI net sales(2)	$72,636	100.0%	$60,994	100.0%	$11,642	19.1%
Total net sales	$536,297		$479,457		$56,840	11.9%

Gross profit - SBP	$134,437		$122,426		$12,011	9.8%
Gross profit - MI	20,003		17,485		2,518	14.4%
Total gross profit	$154,440		$139,911		$14,529	10.4%

Gross margin - SBP	29.0%		29.3%		(0.3)%
Gross margin - MI	27.5%		28.7%		(1.2)%
Total gross margin	28.8%		29.2%		(0.4)%
(1) For the three months ended March 31, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.
(2) MI contains sales from Commercial and industrial insulation and Non-insulation products.

Net Sales

Consolidated net sales for the three months ended March 31, 2018, were $536.3 million compared to $479.5 million for the three months ended March 31, 2017, representing an increase of $56.8 million, or 11.9%. Base business net sales, as defined in the table below, increased $22.5 million, or 4.9% to $485.2 million, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Net sales from acquired branches and existing branches that were strategically combined contributed $34.3 million of the increase.

The change in our base business net sales was primarily driven by the following factors:

•
a decrease in wallboard sales of $1.6 million, or 1.0%, primarily due to a decrease in wallboard unit volume of 4.0% impacted by adverse weather conditions, partially offset by an increase in average selling price of 3.0%;

•	an increase in suspended ceiling systems sales of $6.7 million, or 9.7%, primarily due to increases in commercial activity;

•	an increase in Complementary and other product sales of $7.4 million, or 7.0%, primarily due to our continued initiatives to increase complementary product sales; and

•	an increase in MI net sales of $9.3 million, or 15.5%, primarily due to higher net sales to industrial end markets.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended March 31,		Change
	2018	2017	$	%
(dollars in thousands)
Base business(1)	$485,241	$462,743	$22,498	4.9%
Acquired and combined(2)	51,056	16,714	34,342	205.5%
Net sales	$536,297	$479,457	$56,840	11.9%
(1) Represents net sales from branches that were owned by us since January 1, 2017 and branches that were opened by us during such period.
(2) Represents branches acquired and existing branches combined with acquired branches after January 1, 2017.

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by segment and major product line:

	Three Months Ended March 31, 2017	Base Business Net Sales (Decrease) Increase	Acquired and Combined Net Sales Increase	Three Months Ended March 31, 2018	Total Net Sales % Increase	Base Business Net Sales % (Decrease) Increase(1)	Acquired and Combined Net Sales % Increase(2)
(dollars in thousands)
Wallboard	$168,239	$(1,641)	$14,055	$180,653	7.4%	(1.0)%	203.2%
Suspended ceiling systems	72,716	6,719	6,744	86,179	18.5%	9.7%	186.3%
Metal framing	68,662	776	4,529	73,967	7.7%	1.2%	210.0%
Complementary and other products	108,846	7,373	6,643	122,862	12.9%	7.0%	236.1%
SBP net sales	418,463	13,227	31,971	463,661	10.8%	3.3%	206.2%
MI net sales	60,994	9,271	2,371	72,636	19.1%	15.5%	196.4%
Total net sales	$479,457	$22,498	$34,342	$536,297	11.9%	4.9%	205.5%
Average daily net sales	$7,492	$352	$537	$8,380	11.9%	4.9%	205.5%
(1) Represents base business net sales (decrease) increase as a percentage of base business net sales for the three months ended March 31, 2017.
(2) Represents acquired and combined net sales increase as a percentage of acquired and combined net sales for the three months ended March 31, 2017.

Specialty Building Products. SBP net sales for the three months ended March 31, 2018 were $463.7 million compared to $418.5 million for the three months ended March 31, 2017, representing an increase of $45.2 million, or 10.8%. Net sales from acquired branches and existing branches that were strategically combined with acquired branches contributed $32.0 million of the increase. The change in our SBP base business net sales was driven by a decrease in wallboard sales of $1.6 million, offset by an increase in suspended ceiling systems sales and complementary other product sales of $6.7 million and $7.4 million, respectively. Wallboard volume decreased 4.0% due to adverse weather conditions, partially offset by an increase in our average selling price of 3.0%. The increase in suspended ceiling systems and complementary and other product sales was driven by an increase in commercial activity and by our continued initiatives to increase complementary product sales, respectively.

Mechanical Insulation. MI net sales for the three months ended March 31, 2018 were $72.6 million compared to $61.0 million for the three months ended March 31, 2017, representing an increase of $11.6 million, or 19.1%. Net sales from base business branches contributed $9.3 million of the increase, which was primarily due to higher net sales to industrial end markets.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended March 31, 2018 was $154.4 million compared to $139.9 million for the three months ended March 31, 2017, representing an increase of $14.5 million, or 10.4%. The increase in gross profit was primarily due to the increase in net sales from our base business and acquired sales. Consolidated gross margin for the three months ended March 31, 2018 was 28.8% compared to 29.2% for the three months ended March 31, 2017. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from lower gross margin products such as suspended ceilings systems and mechanical insulation on a percentage of net sales basis.

Specialty Building Products. SBP gross profit for the three months ended March 31, 2018 was $134.4 million compared to $122.4 million for the three months ended March 31, 2017, representing an increase of $12.0 million, or 9.8%. SBP gross profit increased due to higher net sales from our base business and acquired sales. SBP gross margin for the three months ended March 31, 2018 was 29.0% compared to 29.3% for the three months ended March 31, 2017. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from lower gross margin products such as suspended ceilings systems on a percentage of net sales basis.

Mechanical Insulation. MI gross profit for the three months ended March 31, 2018 was $20.0 million compared to $17.5 million for the three months ended March 31, 2017, representing an increase of $2.5 million, or 14.4%. MI gross profit increased due to higher net sales from our base business. MI gross margin for the three months ended March 31, 2018 was 27.5% compared to 28.7% for the three months ended March 31, 2017. This decrease was primarily due to a higher contribution from large industrial projects for the three months ended March 31, 2018, which generally have lower margins relative to the overall MI segment.

Selling, General & Administrative

SG&A expenses consist of warehouse, delivery and general and administrative expenses.  SG&A expenses for the three months ended March 31, 2018 were $121.4 million compared to $113.1 million for the three months ended March 31, 2017, representing an increase of $8.4 million, or 7.4%. As a percentage of net sales, SG&A expenses were 22.6% for the three months ended March 31, 2018 compared to 23.6% for the three months ended March 31, 2017. Excluding non-recurring adjustments of $1.6 million and $5.6 million, respectively, SG&A as a percentage of net sales for the three months ended March 31, 2018 were 22.3% compared to 22.4% for the three months ended March 31, 2017. The SG&A decrease as a percentage of net sales was due to our continued focus on operating efficiencies and cost reduction initiatives.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2018 was $19.9 million compared to $18.4 million for the three months ended March 31, 2017, representing an increase of $1.5 million, or 8.1%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to March 31, 2017, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $15.1 million compared to $15.2 million for the three months ended March 31, 2017, representing a decrease of $0.1 million, or 0.8%.

Other Income, Net

Other income, net for the three months ended March 31, 2018 was $0.1 million compared to $13.3 million for the three months ended March 31, 2017, representing a decrease of $13.2 million. In the 2017 period, there was a $13.2 million change in fair value of the embedded derivative related to our $575.0 million Senior Secured Notes due 2021, or the Notes, which was recorded as other income, net. There was no change in the fair value in the 2018 period. See Note 3, Derivatives and Hedging Activities, to the condensed consolidated financial statements.

Income Taxes

Income tax benefit for the three months ended March 31, 2018 was $0.9 million compared to an income tax expense of $2.6 million for the three months ended March 31, 2017, for a variance of $3.5 million. The effective tax rate for the three months ended March 31, 2018 was 45.7% compared to 39.5% for the three months ended March 31, 2017. The difference in the effective tax rates between periods was due primarily to the Tax Cut and Jobs Act, which decreased the statutory federal tax rate, offset by the refinement of the provisional estimate of the one-time repatriation tax.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our asset-backed revolving credit facility, or ABL Credit Facility, and in the future we may depend on other debt financings allowed under the terms of the indenture governing the Notes, or the Indenture, and the agreement governing the ABL Credit Facility, or the ABL Credit Agreement, and equity financings, to finance our acquisition strategy, working capital needs and capital expenditures, which approximate 1.0% of net sales. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The Tax Receivable Agreement, or TRA, may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, including the Notes, or sell assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including the Notes and our ABL Credit Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Our TRA requires that, after Lone Star Fund IX (U.S.) L.P., or Lone Star, no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make its payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing. The ABL Credit Agreement and the Indenture restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of March 31, 2018, we had $89.9 million of outstanding borrowings and $210.1 million of available aggregate undrawn borrowing capacity under the ABL Credit Facility. Total liquidity was $218.6 million inclusive of $8.6 million in cash and cash equivalents as of March 31, 2018.

Cash Flows

A summary of net cash provided by, or (used in), operating, investing and financing activities is shown in the following table:

	Three Months Ended March 31,
	2018	2017
(in thousands)
Net cash (used in) provided by operating activities	$(16,541)	$883
Net cash used in investing activities	$(28,464)	$(20,669)
Net cash provided by (used in) financing activities	$41,710	$(37)

Operating Activities

Net cash used in operating activities increased by $17.4 million to $16.5 million in the three months ended March 31, 2018 as compared to $0.9 million provided by operating activities for the same period in 2017. The increase was primarily due to a decrease in net income of $5.0 million, higher working capital requirements of $22.5 million as the business continues to grow and lower deferred taxes of $4.2 million, partially offset by lower unrealized gains related to the change in fair value of our derivatives of $13.1 million.

Investing Activities

Net cash used in investing activities increased by $7.8 million to $28.5 million in the three months ended March 31, 2018 as compared to $20.7 million in the same period in 2017. The increase was primarily due to two acquisitions in the current period compared to one acquisition in the prior year period, resulting in a higher aggregate purchase price of $8.0 million.

Financing Activities

Net cash provided by financing activities increased by $41.7 million to $41.7 million in the three months ended March 31, 2018 as compared to cash used in financing activities of $0 in the same period in 2017. For the three months ended March 31, 2018 net borrowings were $42.5 million, which were used to fund business operations. For the three months ended March 31, 2017 IPO proceeds and capital contributions of $167.2 million were used to repay borrowings outstanding under the ABL Credit Facility.

Tax Receivable Agreement

At March 31, 2018 and December 31, 2017, the TRA liability balance was $135.8 million. There have been no payments related to the TRA from inception to March 31, 2018. The first payment is anticipated to be made during the fourth quarter of 2018 and is estimated to be $15.9 million and is reflected in current liabilities. Payments related to the TRA are expected to be funded through one, or a combination of the following: existing cash balances, cash flow from operations, or availability under the ABL Credit Agreement. The discounted present value of the TRA at March 31, 2018, was estimated to be between $85.0 million and $95.0 million. There were no material changes during the three months ended March 31, 2018 to the estimates of annual payments related to the TRA set forth in the Contractual Obligations Table in the 2017 10-K.

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the 2017 10-K except for the following:

The Company adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, which became effective on January 1, 2018. For further discussion on the adoption of this new accounting standard, see Note 2 "Basis of Presentation" to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

New Accounting Standards

Please refer to Note 2, Recently Issued Accounting Standards to the notes to our condensed consolidated financial statements for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended March 31, 2018.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate EBITDA as net (loss) income before interest expense net, income tax (benefit) expense, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before unrealized gains on derivative financial instruments, IPO and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as non-cash purchase accounting effects, losses on the disposal of property and equipment, transaction costs and management fees.

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

EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net (loss) income, or any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations such as:

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

Other companies, including other companies in our industry, may not use the measures or may calculate one or both differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net (loss) income:

	Three Months Ended March 31,
	2018	2017
(in thousands)
Net (loss) income	$(1,053)	$3,929
Interest expense, net	15,111	15,214
Income tax (benefit) expense	(885)	2,564
Depreciation and amortization	19,886	18,396
EBITDA	33,059	40,103

Unrealized gain on derivative financial instruments	(74)	(13,219)
IPO and public company readiness expenses	89	2,975
Stock-based compensation	271	1,553
Non-cash purchase accounting effects(a)	407	71
Loss on disposal of property and equipment	13	152
Transaction costs(b)	1,218	592
Management fees(c)	—	353
Adjusted EBITDA	$34,983	$32,580
Adjusted EBITDA margin(d)	6.5%	6.8%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of acquisitions.

(b)
Represents one-time costs related to our acquisitions, including fees to financial advisors, accountants, attorneys, other professionals and certain internal corporate development costs. Certain amounts have been reclassified for the three months ended March 31, 2017 to conform our presentation of Adjusted EBITDA to the current year presentation.

(c)	Represents fees paid to our former private equity sponsor for services provided pursuant to past management agreements. These fees are no longer being incurred.

(d)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the Company’s market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2017 10-K during the three months ended March 31, 2018.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, "Risk Factors," in the 2017 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

 None.

Item 6.     Exhibits

Exhibit Number	Description
10.19#	Employment Agreement by and between Foundation Building Materials, LLC and Richard J. Tilley dated as of March 11, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
# Denotes management compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION BUILDING MATERIALS, INC.

Date: May 9, 2018	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)