Form 10-Q
period 2018-06-30
Foundation Building Materials, Inc.
filed 2018-08-09
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 3, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,893,982.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,083	$12,101
Accounts receivable—net of allowance for doubtful accounts of $4,092 and $4,651, respectively	343,382	280,023
Other receivables	49,286	59,462
Inventories	211,997	184,436
Prepaid expenses and other current assets	13,807	12,636
Total current assets	625,555	548,658
Property and equipment, net	156,000	151,408
Intangible assets, net	169,738	189,770
Goodwill	465,762	458,737
Other assets	5,790	5,604
Total assets	$1,422,845	$1,354,177
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$166,910	$156,345
Accrued payroll and employee benefits	24,717	21,158
Accrued taxes	11,627	7,790
Tax receivable agreement	15,892	15,892
Other current liabilities	40,021	41,093
Total current liabilities	259,167	242,278
Asset-based revolving credit facility	94,075	47,486
Long-term portion of notes payable, net	539,168	534,379
Tax receivable agreement	119,912	119,912
Deferred income taxes, net	18,198	17,819
Other liabilities	10,195	13,639
Total liabilities	1,040,715	975,513
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,893,982 and 42,865,407 shares issued, respectively	13	13
Additional paid-in capital	330,995	330,113
Retained earnings	50,711	46,184
Accumulated other comprehensive income	411	2,354
Total stockholders' equity	382,130	378,664
Total liabilities and stockholders' equity	$1,422,845	$1,354,177
See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$604,973	$529,230	$1,141,270	$1,008,687
Cost of goods sold	435,876	379,698	817,733	719,244
Gross profit	169,097	149,532	323,537	289,443
Operating expenses:
Selling, general and administrative	125,785	113,602	247,212	226,664
Depreciation and amortization	20,341	19,027	40,227	37,423
Total operating expenses	146,126	132,629	287,439	264,087
Income from operations	22,971	16,903	36,098	25,356
Interest expense	(15,345)	(14,876)	(30,477)	(30,125)
Other income, net	57	95	124	13,384
Income before income taxes	7,683	2,122	5,745	8,615
Income tax expense	2,283	862	1,398	3,426
Net income	$5,400	$1,260	$4,347	$5,189
Earnings per share data:
Basic	$0.13	$0.03	$0.10	$0.13
Diluted	$0.13	$0.03	$0.10	$0.13
Weighted average shares outstanding:
Basic	42,893,498	42,865,407	42,886,867	40,084,730
Diluted	42,910,017	42,879,319	42,903,788	40,084,940

Comprehensive income:
Net income	$5,400	$1,260	$4,347	$5,189
Foreign currency translation adjustment	(1,831)	2,085	(4,202)	2,658
Unrealized gain (loss) on derivative, net of taxes of $0.4 million and $0.6 million, respectively and $1.0 million and $0.9 million, respectively	1,096	(939)	2,259	(1,400)
Total other comprehensive (loss) income	(735)	1,146	(1,943)	1,258
Total comprehensive income	$4,665	$2,406	$2,404	$6,447

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,347	$5,189
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16,329	14,723
Amortization of intangible assets	23,898	22,700
Amortization of debt issuance costs and debt discount	5,298	4,844
Inventory fair value purchase accounting adjustment	407	664
Provision for doubtful accounts	1,050	766
Stock-based compensation	927	1,765
Unrealized gain on derivative instruments, net	(135)	(13,155)
Loss on disposal of property and equipment	309	242
Deferred income taxes	(421)	3,356
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(63,199)	(32,706)
Other receivables	9,918	10,638
Inventories	(25,680)	(2,807)
Prepaid expenses and other current assets	(1,155)	561
Other assets	382	393
Accounts payable	11,349	17,875
Accrued payroll and employee benefits	3,674	(4,433)
Accrued taxes	3,855	(1,474)
Other liabilities	(491)	(7,258)
Net cash (used in) provided by operating activities	(9,338)	21,883
Cash flows from investing activities:
Purchases of property and equipment	(20,463)	(17,525)
Payment of net working capital adjustments	(40)	(405)
Proceeds from net working capital adjustments	336	8,554
Proceeds from the disposal of fixed assets	577	429
Acquisitions, net of cash acquired	(21,220)	(52,951)
Net cash used in investing activities	(40,810)	(61,898)
Cash flows from financing activities:
Proceeds from asset-based revolving credit facility	266,198	280,995
Repayments of asset-based revolving credit facility	(219,350)	(415,497)
Tax withholding payment related to net settlement of equity awards	(45)	—
Principal repayment of capital lease obligations	(1,489)	(1,395)
Issuance of common stock	—	163,952
Capital contributions	—	2,997
Net cash provided by financing activities	45,314	31,052
Effect of exchange rate changes on cash	(184)	357
Net decrease in cash	(5,018)	(8,606)
Cash and cash equivalents at beginning of period	12,101	28,552

Cash and cash equivalents at end of period	$7,083	$19,946

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,423	$143
Cash paid during the period for interest	$25,226	$25,699
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivative, net of tax	$2,259	$1,400
Assets acquired under capital lease	$—	$658
Goodwill adjustment for purchase price allocation	$202	$1,724
Tax receivable agreement	$—	$203,837
Property and equipment included in accounts payable	$—	$198

See accompanying notes to condensed consolidated financial statements (unaudited).

Table of Contents	Foundation Building Materials, Inc.
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
Notes to Condensed Consolidated Financial Statements

2. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted new revenue recognition guidance, Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers and all related amendments, using the modified retrospective method. The Company has concluded that the adoption did not have a material impact on its consolidated financial statements.
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
Disaggregation of Revenue - Refer to Note 12, Segments, for further information, including revenue by segment, by geography and by major product line.
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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but instead requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Net Investment Hedge

As of June 30, 2018, and December 31, 2017, the amount of notional foreign exchange contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.
The net investment hedge is measured at fair value within the consolidated balance sheet either as an asset or a liability. As of June 30, 2018, the fair value of the derivative instrument was $1.0 million and was recorded in other long-term assets. As of December 31, 2017, the fair value of the derivative instrument was $2.4 million and was recorded in other long-term liabilities.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

The Company recognized a gain of $1.1 million and $2.3 million, net of taxes of $0.4 million and $1.0 million, respectively, for the three and six months ended June 30, 2018, respectively, recorded in other comprehensive (loss) income related to the net investment hedge. The Company recognized a loss of $0.9 million and $1.4 million, net of taxes of $0.6 million and $0.9 million, respectively, for the three and six months ended June 30, 2017, respectively, recorded in other comprehensive (loss) income related to the net investment hedge.

The Company recorded a gain of $60,000 and $135,000 for the three and six months ended June 30, 2018, respectively, in other income, net, related to the ineffective portion of the net investment hedge. The Company recorded a loss of $64,000 and $95,000 for the three and six months ended June 30, 2017, respectively, in other income, net, related to the ineffective portion of the net investment hedge.

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

The optional prepayment subsequent to an equity offering constitutes an embedded derivative and is bifurcated from the debt host and accounted for separately. The embedded derivative is recorded at fair value at inception and on an ongoing basis, with any changes in fair value from inception recorded in earnings. The fair value of the embedded derivative as of June 30, 2018, and December 31, 2017 was $0, due to a minimal probability of an equity offering occurring where the proceeds are used to pay down the Notes prior to the expiration of the optional prepayment time period on August 15, 2018.

The change in fair value was $0 for the three and six months ended June 30, 2018. The change in fair value in the amounts $0 and $13.2 million for the three and six months ended June 30, 2017, respectively, was included in other income, net.

4. Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of June 30, 2018. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition date.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

During the six months ended June 30, 2018, the Company completed the following two acquisitions:

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

During the six months ended June 30, 2018, the Company completed the above acquisitions for an aggregate purchase price of $21.9 million. These acquisitions are not considered material, individually or in aggregate. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions summarized above ("2018 acquisitions") (in thousands):

Six Months Ended June 30, 2018
Assets acquired:
Cash	$671
Accounts receivable	3,320
Other receivables	448
Inventories	3,366
Prepaid and other current assets	146
Property and equipment	2,164
Goodwill	8,404
Intangible assets	4,200
Other assets	50
Total assets acquired	22,769
Liabilities assumed:
Accounts payable	(530)
Accrued expenses and other current liabilities	(348)
Total liabilities assumed	(878)
Total net assets acquired	$21,891

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. The ArmCom acquisition was treated as an asset purchase, and the RM Supply acquisition was treated as a stock purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of these acquisitions will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the 2018 acquisitions is not presented as the 2018 acquisitions are not considered material to the Company's consolidated financial statements.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

5. Goodwill and Intangible Assets

The change in goodwill from December 31, 2017, to June 30, 2018, consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2017	$458,737
Goodwill acquired	8,404
Purchase price allocation adjustments	(93)
Impact of foreign exchange rates	(1,286)
Balance at June 30, 2018	$465,762

As of June 30, 2018, goodwill allocated to the SBP and MI segments was $459.9 million and $5.9 million, respectively. As of December 31, 2017, goodwill allocated to the SBP and MI segments was $452.8 million and $5.9 million, respectively. Changes to initial purchase price allocations related to acquisitions may arise from changes in estimates from conditions that existed at the applicable acquisition date and as a result of net working capital adjustments.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$15,980	$(8,853)	$7,127	$15,980	$(7,283)	$8,697
Customer relationships	260,349	(100,463)	159,886	256,650	(78,406)	178,244
Other intangible assets	3,656	(931)	2,725	3,640	(811)	2,829
	$279,985	$(110,247)	$169,738	$276,270	$(86,500)	$189,770

The weighted average amortization period of these intangible assets in the aggregate is 3.9 years.

6. Long-Term Debt

(in thousands)	June 30, 2018	December 31, 2017
Senior secured notes	$575,000	$575,000
Unamortized debt issuance costs - senior secured notes	(35,832)	(40,621)
Revolving asset-based credit facility	94,075	47,486
Unamortized debt issuance costs - asset-based revolving credit facility	(2,655)	(3,164)
	$630,588	$578,701

Senior Secured Notes Due 2021

On August 9, 2016, the Company, together with FBM Finance, Inc., its wholly owned subsidiary which was created for the purpose of issuing the Notes (together, the "Issuers"), issued $575.0 million in aggregate principal amount of 8.25% senior secured notes due 2021 at an issue price of 100% of the principal amount of the Notes in a private placement.

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

Before August 15, 2018, the Issuers may redeem all or a portion of the Notes, at a redemption price equal to 100% of the principal amount thereof, plus an applicable premium and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to August 15, 2018 and in the event of equity offerings, the Issuers are entitled to redeem up to 40% of the aggregate principal amount of the Notes (provided 50% of the principal remains outstanding) at a redemption price equal to 108.25% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Issuers may, at their option, redeem all or a portion of the Notes at any time on or after August 15, 2018, at the applicable redemption prices specified in the Indenture, plus any accrued and unpaid interest to, but excluding, the applicable redemption date.

Upon certain kinds of changes of control, holders of the Notes have the right to require the Issuers to repurchase all or any portion of such holder’s Notes at 101% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the date of repurchase.

ABL Credit Facility

On August 9, 2016, Holdco as the initial borrower, along with Alpha and additional U.S. and Canadian borrowers entered into the ABL Credit Facility with Goldman Sachs Bank USA as administrative agent, which matures on February 9, 2021. The ABL Credit Facility bears interest, at the applicable borrower's option, at either a Eurodollar rate or an alternate base rate plus an applicable margin. Based on the historical excess availability under the ABL Credit Facility, the margin can range from 1.25% to 1.75% per annum in the case of Eurodollar rate loans and 0.25% to 0.75% per annum in the case of alternate base rate loans. The available borrowing capacity, or borrowing base, is derived from a percentage of the borrowers' eligible receivables and inventory in both the United States and Canada, as defined in the ABL Credit Facility, subject to certain reserves, with a $75.0 million sub-limit on the Canadian borrowing base. As of the closing of the ABL Credit Facility, the available borrowing capacity was $250.0 million. A variable commitment fee, ranging from 0.25% to 0.375% and currently 0.25% per annum, is charged on the unused amount of the ABL Credit Facility based on quarterly average loan utilization. Letters of credit under the ABL Credit Facility are assessed at a rate equal to the applicable Eurodollar margin, currently 1.50%, as well as a fronting fee at a rate of 0.125% per annum.

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

On September 23, 2016, Alpha, Holdco and the additional U.S. and Canadian borrowers entered into an Incremental Facility Amendment to the ABL Credit Facility which extended borrowing commitments under the ABL Credit Facility by an additional $50.0 million, resulting in total borrowing capacity of $300.0 million.

As of June 30, 2018, the Company had $94.1 million of outstanding borrowings and $205.9 million of available aggregate undrawn borrowing capacity under the ABL Credit Facility. The weighted average interest rate for borrowings under the ABL Credit Facility for the six months ended June 30, 2018 was 3.3%.

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

During the three months ended December 31, 2017, the Company recorded a gain in other income of $68.0 million due to the federal income tax rate being reduced from 35.0% to 21.0% as part of the Tax Act. As of June 30, 2018, and December 31, 2017, the TRA liability balance was $135.8 million. There have been no payments related to the TRA from inception to June 30, 2018. The first payment related to the TRA is anticipated to be made during the fourth quarter of 2018 and is estimated to be $15.9 million and is reflected as a current liability as of June 30, 2018 and December 31, 2017.

8. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value of a derivative instrument. During the six months ended June 30, 2018, $0.2 million was reclassified to retained earnings as a result of income tax effects of the Tax Act, which reduced the corporate federal tax rate from 35.0% to 21.0%. During the six months ended June 30, 2017, there were no reclassifications out of accumulated other comprehensive income.

The components of accumulated other comprehensive income for the six months ended June 30, 2018 were as follows (in thousands):

	Cumulative unrealized foreign currency translation gain (loss)	Unrealized (loss) gain on derivative, net of tax	Total
Balance at December 31, 2017	$3,863	$(1,509)	$2,354
Other comprehensive (loss) income	(4,202)	2,259	(1,943)
Balance at June 30, 2018	$(339)	$750	$411

9. Contingencies

The Company is involved in certain legal actions arising in the ordinary course of business. The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred. Because of uncertainties related to pending actions, the Company is currently unable to predict the ultimate outcome of such legal actions, and, with respect to any legal action where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an adverse outcome.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of June 30, 2018, there were no claims, proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

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
The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis at June 30, 2018 is as follows (in thousands):

	Fair Value Measurements as of June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets
Derivative asset (Note 3)	$—	$1,047	$—	$1,047

The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis at December 31, 2017 is as follows (in thousands):

	Fair Value Measurements as of December 31, 2017
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
Notes to Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments for which fair value is only disclosed is as follows (in thousands):

	Fair Value Measurements as of June 30, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Senior secured notes	$539,168	$—	$599,202	$—	$599,202

11. Income Taxes

For the three and six months ended June 30, 2018, the Company's effective tax rates were 29.7% and 24.3%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended June 30, 2018 was primarily due to state income taxes, non-deductible items and a foreign rate differential. The variance from the statutory federal rate of 21.0% for the six months ended June 30, 2018 was primarily due to state income taxes, non-deductible items and a foreign rate differential, offset by a refinement of the provisional estimate of the one-time repatriation tax under the Tax Act, treated as a discrete item during the first quarter. For the three and six months ended June 30, 2017, the Company's effective tax rates were 40.6% and 39.8%. The variance from the statutory federal tax rate of 35.0% for both periods was primarily due to state income taxes and non-deductible items.

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

As of June 30, 2018, the Company has completed the accounting for the effects of the Tax Act except for the repricing of ending deferred taxes due to the reduction in the corporate tax rate and the impact of the one-time deemed repatriation transition tax on unrepatriated foreign earnings. As a result, the Company's financial statements reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects. As of December 31, 2017, the Company had included a provisional reduction in deferred tax liability and corresponding provisional reduction in tax provision expense of $9.1 million in relation to the repricing of its ending deferred tax balance. The provisional amount was and is based on information currently available at that time, including estimated book to tax adjustments. As of June 30, 2018, the Company continues to gather and analyze information, including any future legislative tax developments at the federal or state jurisdictions, in order to complete the accounting for the repricing of the ending deferred balances.

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
Notes to Condensed Consolidated Financial Statements

The Company considers the earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings.  As required by the Tax Act, as of June 30, 2018 and December 31, 2017, the Company has recorded a provisional tax liability related to the U.S. federal income taxes of approximately $8.2 million and $10.2 million, respectively, of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. However, the Company has not recorded a deferred tax liability for state and foreign withholding taxes associated with the repatriation of those foreign earnings.  If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States. The Company has no present intention to repatriate any of its foreign earnings.

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
The following tables present net sales and gross profit for each reportable segment (in thousands):

	Three Months Ended June 30,
	2018		2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$522,219	$146,267	$460,086	$130,729
MI	82,754	22,830	69,144	18,803
Consolidated	$604,973	$169,097	$529,230	$149,532
Total gross profit	$169,097		$149,532
Total operating expenses	(146,126)		(132,629)
Interest expense	(15,345)		(14,876)
Other income, net	57		95
Income before income taxes	$7,683		$2,122

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2018		2017
	Net Sales	Gross Profit	Net Sales	Gross Profit
SBP	$985,879	$280,704	$878,549	$253,155
MI	155,391	42,833	130,138	36,288
Consolidated	$1,141,270	$323,537	$1,008,687	$289,443
Total gross profit	$323,537		$289,443
Total operating expenses	(287,439)		(264,087)
Interest expense	(30,477)		(30,125)
Other income, net	124		13,384
Income before income taxes	$5,745		$8,615

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$537,819	$470,079	$1,010,760	$897,020
Canada	67,154	59,151	130,510	111,667
Total	$604,973	$529,230	$1,141,270	$1,008,687

The following table sets forth property, plant and equipment, goodwill and intangibles by geographic area (in thousands):

	June 30, 2018	December 31, 2017
Property, plant and equipment, net
United States	$140,803	$135,330
Canada	15,197	16,078
Total property, plant and equipment, net	$156,000	$151,408
Goodwill
United States	$439,906	$431,476
Canada	25,856	27,261
Total goodwill	$465,762	$458,737
Intangibles, net
United States	$163,389	$182,070
Canada	6,349	7,700
Total intangibles, net	$169,738	$189,770

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Three Months Ended June 30,				Change
	2018		2017		$	%
(dollars in thousands)
SBP Segment
Wallboard(1)	$198,598	38.0%	$180,955	39.3%	$17,643	9.7%
Suspended ceiling systems	97,755	18.7%	83,271	18.1%	14,484	17.4%
Metal framing	91,476	17.5%	72,404	15.7%	19,072	26.3%
Complementary and other products	134,390	25.8%	123,456	26.9%	10,934	8.9%
Total SBP net sales	$522,219	100.0%	$460,086	100.0%	$62,133	13.5%

MI Segment
Total MI net sales(2)	$82,754	100.0%	$69,144	100.0%	$13,610	19.7%
Total net sales	$604,973		$529,230		$75,743	14.3%

Gross profit - SBP	$146,267		$130,729		$15,538	11.9%
Gross profit - MI	22,830		18,803		4,027	21.4%
Total gross profit	$169,097		$149,532		$19,565	13.1%

Gross margin - SBP	28.0%		28.4%		(0.4)%
Gross margin - MI	27.6%		27.2%		0.4%
Total gross margin	28.0%		28.3%		(0.3)%
(1) For the three months ended June 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.
(2) MI contains sales from Commercial and industrial insulation and Non-insulation products.

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,				Change
	2018		2017		$	%
(dollars in thousands)
SBP Segment
Wallboard(1)	$379,251	38.5%	$349,195	39.7%	$30,056	8.6%
Suspended ceiling systems	183,933	18.7%	155,988	17.8%	27,945	17.9%
Metal framing	165,443	16.8%	141,065	16.1%	24,378	17.3%
Complementary and other products	257,252	26.0%	232,301	26.4%	24,951	10.7%
Total SBP net sales	$985,879	100.0%	$878,549	100.0%	$107,330	12.2%

MI Segment
Total MI net sales(2)	$155,391	100.0%	$130,138	100.0%	$25,253	19.4%
Total net sales	$1,141,270		$1,008,687		$132,583	13.1%

Gross profit - SBP	$280,704		$253,155		$27,549	10.9%
Gross profit - MI	42,833		36,288		6,545	18.0%
Total gross profit	$323,537		$289,443		$34,094	11.8%

Gross margin - SBP	28.5%		28.8%		(0.3)%
Gross margin - MI	27.6%		27.9%		(0.3)%
Total gross margin	28.3%		28.7%		(0.4)%
(1) For the six months ended June 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.
(2) MI contains sales from Commercial and industrial insulation and Non-insulation products.

13. Other Current Liabilities

The balance of other current liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued expenses	$5,617	$6,919
Accrued interest	17,709	18,093
Accrued other	16,695	16,081
Total other current liabilities	$40,021	$41,093

Table of Contents	Foundation Building Materials, Inc.
Notes to Condensed Consolidated Financial Statements

14. Earnings Per Share

Basic earnings per share represents net income for the period, divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares used in basic computations	42,893,498	42,865,407	42,886,867	40,084,730
Dilutive effect of stock options and restricted stock units	16,519	13,912	16,921	210
Weighted average shares used in diluted computations	42,910,017	42,879,319	42,903,788	40,084,940

For the three and six months ended June 30, 2018, there were approximately 66,000 and 177,000 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive. For the three and six months ended June 30, 2017, there were approximately 83,000 and 96,000 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

15. Subsequent Events

On August 1, 2018, the Company acquired the operations and substantially all of the assets of Ciesco, Inc. and Commercial Specialty Supply LLC (collectively, "Ciesco"). Ciesco was a distributor of building materials with product offerings including wallboard, metal framing, insulation, lumber, exterior insulation and finishing systems, fasteners, tools and other related accessory products, which operated six branches in Pennsylvania and Virginia.

On July 30, 2018, the Company submitted a conditional notice of redemption to the trustee and the holders of its Notes seeking to redeem all of the outstanding Notes on August 15, 2018, conditioned on the prior completion of a new $450.0 million term loan credit facility and ABL Credit Facility (together, the “New Credit Facility”).  If the New Credit Facility has not been completed by August 15, 2018, the Company may delay the redemption until the condition is satisfied.

If the redemption of the Notes is completed as expected, the Company expects to expense approximately $35.8 million of non-cash amortization related to deferred financing costs and a $23.7 million prepayment premium during the three months ending September 30, 2018.

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

Second Quarter Update

Financial Results

We reported net sales of $605.0 million for the three months ended June 30, 2018, an increase of $75.7 million, or 14.3%, compared to the three months ended June 30, 2017, including base business net sales growth of 9.5%. Our gross margin for the three months ended June 30, 2018, was 28.0% compared to 28.3% for the three months ended June 30, 2017, which reflected a change in our product mix with a higher contribution from lower margin products such as suspended ceiling systems and mechanical insulation on a percentage of net sales basis. Selling, general and administrative, or SG&A, expenses as a percentage of net sales was 20.8% for the three months ended June 30, 2018, as compared to 21.5% for the three months ended June 30, 2017. The decrease in SG&A expenses as a percentage of net sales was due to our continued focus on operating efficiencies and cost reduction initiatives. We reported net income of $5.4 million and Adjusted EBITDA(1) of $46.3 million for the three months ended June 30, 2018.

Acquisitions

We supplement our organic growth strategy with selective acquisitions, and since January 2018, through the date of this filing, we have completed three acquisitions totaling 13 branches. See Note 4, Acquisitions, and Note 15, Subsequent Events, to the condensed consolidated financial statements. We believe that significant opportunities exist to continue to expand our geographic footprint and product offerings by executing additional strategic acquisitions, and we maintain an extensive and active acquisition pipeline. We are typically evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through integrated procurement and pricing programs and brand consolidation. The two acquisitions completed from January 1, 2018, to June 30, 2018, contributed $7.6 million to net sales for the three months ended June 30, 2018, and $12.6 million for the six months ended June 30, 2018.

(1) Adjusted EBITDA is a non-GAAP measure. See the Non-GAAP Financial Information at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of how we define and calculate this measure, why we believe it is important and a reconciliation thereof to the most directly comparable GAAP measure.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Ciesco	August 1, 2018	PA, VA	6
ArmCom Distributing Company	February 1, 2018	MN, ND, SD, NE	5
RM Supply	February 1, 2018	MO	2
Total			13

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

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, industrial end markets, volume, costs and pricing programs. There were no material changes to those matters during the six months ended June 30, 2018. We believe each of our end markets is currently in an extended period of recovery following a deep and prolonged recession.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended June 30,
	2018		2017
(dollars in thousands)
Statements of operations data
Net sales	$604,973	100.0%	$529,230	100.0%
Cost of goods sold	435,876	72.0%	379,698	71.7%
Gross profit	169,097	28.0%	149,532	28.3%
Operating expenses:
Selling, general and administrative	125,785	20.8%	113,602	21.5%
Depreciation and amortization	20,341	3.4%	19,027	3.6%
Total operating expenses	146,126	24.2%	132,629	25.1%
Income from operations	22,971	3.8%	16,903	3.2%
Interest expense	(15,345)	(2.5)%	(14,876)	(2.8)%
Other income, net	57	—%	95	—%
Income before income taxes	7,683	1.3%	2,122	0.4%
Income tax expense	2,283	0.4%	862	0.2%
Net income	$5,400	0.9%	$1,260	0.2%

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Three Months Ended June 30,				Change
	2018		2017		$	%
(dollars in thousands)
SBP Segment
Wallboard(1)	$198,598	38.0%	$180,955	39.3%	$17,643	9.7%
Suspended ceiling systems	97,755	18.7%	83,271	18.1%	14,484	17.4%
Metal framing	91,476	17.5%	72,404	15.7%	19,072	26.3%
Complementary and other products	134,390	25.8%	123,456	26.9%	10,934	8.9%
Total SBP net sales	$522,219	100.0%	$460,086	100.0%	$62,133	13.5%

MI Segment
Total MI net sales(2)	$82,754	100.0%	$69,144	100.0%	$13,610	19.7%
Total net sales	$604,973		$529,230		$75,743	14.3%

Gross profit - SBP	$146,267		$130,729		$15,538	11.9%
Gross profit - MI	22,830		18,803		4,027	21.4%
Total gross profit	$169,097		$149,532		$19,565	13.1%

Gross margin - SBP	28.0%		28.4%		(0.4)%
Gross margin - MI	27.6%		27.2%		0.4%
Total gross margin	28.0%		28.3%		(0.3)%
(1) For the three months ended June 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.
(2) MI contains sales from Commercial and industrial insulation and Non-insulation products.

Net Sales

Consolidated net sales for the three months ended June 30, 2018, were $605.0 million compared to $529.2 million for the three months ended June 30, 2017, representing an increase of $75.7 million, or 14.3%. Base business net sales, as defined in the table below, increased $47.5 million, or 9.5% to $546.2 million, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Net sales from acquired branches and existing branches that were strategically combined contributed $28.2 million to the increase in consolidated net sales.

The change in our base business net sales was primarily driven by the following factors:

•	an increase in wallboard sales of $6.7 million, or 4.0%, primarily due to an increase in wallboard unit volume of 2.0% and an increase in average selling price of 2.0%;

•	an increase in suspended ceiling systems sales of $6.4 million, or 8.1%, primarily due to an increase in commercial activity and price increases;

•	an increase in metal framing sales of $16.0 million, or 23.6%, primarily due to an increase in commercial construction activity and price increases;

•	an increase in complementary and other product sales of $5.3 million, or 4.5%, primarily due to our continued initiatives to increase complementary product sales; and

•	an increase in MI sales of $13.1 million, or 19.7%, due to higher net sales from our industrial end markets.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended June 30,		Change
	2018	2017	$	%
(dollars in thousands)
Base business(1)	$546,206	$498,704	$47,502	9.5%
Acquired and combined(2)	58,767	30,526	28,241	92.5%
Net sales	$604,973	$529,230	$75,743	14.3%
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

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by segment and major product line:

	Three Months Ended June 30, 2017	Base Business Net Sales Increase	Acquired and Combined Net Sales Increase	Three Months Ended June 30, 2018	Total Net Sales % Increase	Base Business Net Sales % Increase(1)	Acquired and Combined Net Sales % Increase(2)
(dollars in thousands)
Wallboard(3)	$180,955	$6,710	$10,933	$198,598	9.7%	4.0%	81.9%
Suspended ceiling systems	83,271	6,390	8,094	97,755	17.4%	8.1%	177.8%
Metal framing	72,404	16,035	3,037	91,476	26.3%	23.6%	67.3%
Complementary and other products	123,456	5,283	5,651	134,390	8.9%	4.5%	106.8%
SBP net sales	460,086	34,418	27,715	522,219	13.5%	8.0%	100.1%
MI net sales	69,144	13,084	526	82,754	19.7%	19.7%	18.6%
Total net sales	$529,230	$47,502	$28,241	$604,973	14.3%	9.5%	92.5%
Average daily net sales	$8,269	$742	$442	$9,453	14.3%	9.5%	92.5%
(1) Represents base business net sales increase as a percentage of base business net sales for the three months ended June 30, 2017.
(2) Represents acquired and combined net sales increase as a percentage of acquired and combined net sales for the three months ended June 30, 2017.
(3) For the three months ended June 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

Specialty Building Products. SBP net sales for the three months ended June 30, 2018, were $522.2 million compared to $460.1 million for the three months ended June 30, 2017, representing an increase of $62.1 million, or 13.5%. Net sales from base business branches contributed $34.4 million of the net increase which was driven by strong commercial activity, price increases and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined with acquired branches contributed $27.7 million of the increase.

Mechanical Insulation. MI net sales for the three months ended June 30, 2018, were $82.8 million compared to $69.1 million for the three months ended June 30, 2017, representing an increase of $13.6 million, or 19.7%. Net sales from base business branches contributed $13.1 million of the increase, which was primarily due to higher net sales from our industrial end markets.

Gross Profit and Gross Margin

Consolidated gross profit for the three months ended June 30, 2018, was $169.1 million compared to $149.5 million for the three months ended June 30, 2017, representing an increase of $19.6 million, or 13.1%. The increase in gross profit was primarily due to the increase in net sales. Consolidated gross margin for the three months ended June 30, 2018, was 28.0% compared to 28.3% for the three months ended June 30, 2017. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from lower gross margin products such as suspended ceilings systems and mechanical insulation on a percentage of net sales basis.

Specialty Building Products. SBP gross profit for the three months ended June 30, 2018, was $146.3 million compared to $130.7 million for the three months ended June 30, 2017, representing an increase of $15.5 million, or 11.9%. SBP gross profit increased with higher sales volume and contribution from acquired and combined branches. SBP gross margin for the three months ended June 30, 2018, was 28.0% compared to 28.4% for the three months ended June 30, 2017. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from lower gross margin products such as suspended ceiling systems and metal framing on a percentage of net sales basis.

Mechanical Insulation. MI gross profit for the three months ended June 30, 2018, was $22.8 million compared to $18.8 million for the three months ended June 30, 2017, representing an increase of $4.0 million, or 21.4%. MI gross profit increased due to higher net sales from our base business. MI gross margin for the three months ended June 30, 2018, was 27.6% compared to 27.2% for the three months ended June 30, 2017. The increase in gross margin was primarily due to a change in product mix with an increased contribution from higher gross margin products on a percentage of net sales basis.

Selling, General & Administrative

SG&A expenses consist of warehouse, delivery and general and administrative expenses. SG&A expenses for the three months ended June 30, 2018, were $125.8 million compared to $113.6 million for the three months ended June 30, 2017, representing an increase of $12.2 million, or 10.7%. As a percentage of net sales, SG&A expenses were 20.8% for the three months ended June 30, 2018, compared to 21.5% for the three months ended June 30, 2017. Excluding non-recurring adjustments of $3.0 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, SG&A expenses as a percentage of net sales for the three months ended June 30, 2018, was 20.3% compared to 20.8% for the three months ended June 30, 2017. The decrease in SG&A expenses as a percentage of net sales was due to our continued focus on operating efficiencies and cost reduction initiatives, as well as our increase in net sales.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2018, was $20.3 million compared to $19.0 million for the three months ended June 30, 2017, representing an increase of $1.3 million, or 6.9%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to June 30, 2017, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended June 30, 2018, was $15.3 million compared to $14.9 million for the three months ended June 30, 2017, representing an increase of $0.5 million, or 3.2%.

Income Taxes

Income tax expense for the three months ended June 30, 2018, was $2.3 million compared to $0.9 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 was 29.7% compared to 40.6% for the three months ended June 30, 2017. The difference in the effective tax rates between periods is due primarily to a decrease in the federal statutory rate.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Six Months Ended June 30,
	2018		2017
(dollars in thousands)
Statements of operations data
Net sales	$1,141,270	100.0%	$1,008,687	100.0%
Cost of goods sold	817,733	71.7%	719,244	71.3%
Gross profit	323,537	28.3%	289,443	28.7%
Operating expenses:
Selling, general and administrative	247,212	21.7%	226,664	22.5%
Depreciation and amortization	40,227	3.5%	37,423	3.7%
Total operating expenses	287,439	25.2%	264,087	26.2%
Income from operations	36,098	3.1%	25,356	2.5%
Interest expense	(30,477)	(2.7)%	(30,125)	(3.0)%
Other income, net	124	—%	13,384	1.3%
Income before income taxes	5,745	0.4%	8,615	0.8%
Income tax expense	1,398	0.1%	3,426	0.3%
Net income	$4,347	0.3%	$5,189	0.5%

The Company’s net sales by segment and major product line, and segment gross profit and gross margin, are as follows:

	Six Months Ended June 30,				Change
	2018		2017		$	%
(dollars in thousands)
SBP Segment
Wallboard(1)	$379,251	38.5%	$349,195	39.7%	$30,056	8.6%
Suspended ceiling systems	183,933	18.7%	155,988	17.8%	27,945	17.9%
Metal framing	165,443	16.8%	141,065	16.1%	24,378	17.3%
Complementary and other products	257,252	26.0%	232,301	26.4%	24,951	10.7%
Total SBP net sales	$985,879	100.0%	$878,549	100.0%	$107,330	12.2%

MI Segment
Total MI net sales(2)	$155,391	100.0%	$130,138	100.0%	$25,253	19.4%
Total net sales	$1,141,270		$1,008,687		$132,583	13.1%

Gross profit - SBP	$280,704		$253,155		$27,549	10.9%
Gross profit - MI	42,833		36,288		6,545	18.0%
Total gross profit	$323,537		$289,443		$34,094	11.8%

Gross margin - SBP	28.5%		28.8%		(0.3)%
Gross margin - MI	27.6%		27.9%		(0.3)%
Total gross margin	28.3%		28.7%		(0.4)%
(1) For the six months ended June 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.
(2) MI contains sales from Commercial and industrial insulation and Non-insulation products.

Net Sales

Consolidated net sales for the six months ended June 30, 2018, were $1,141.3 million compared to $1,008.7 million for the six months ended June 30, 2017, representing an increase of $132.6 million, or 13.1%. Base business net sales increased $70.0 million, or 7.3%, to $1,031.4 million, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Net sales from acquired branches and existing branches that were strategically combined contributed $62.6 million to the increase in consolidated net sales.

The change in our base business net sales was primarily driven by the following factors:

•	an increase in wallboard sales of $5.1 million, or 1.5%, primarily due to an increase in average selling price of 2.4% and partially offset by a decrease in wallboard unit volume of 0.9%;

•	an increase in suspended ceiling systems sales of $13.1 million, or 8.9%, primarily due to an increase in commercial activity and price increases;

•	an increase in metal framing sales of $16.8 million, or 12.5%, primarily due to an increase in commercial construction activity and price increases;

•	an increase in complementary and other product sales of $12.7 million, or 5.6%, primarily due to our continued initiatives to increase complementary product sales; and

•	an increase in MI sales of $22.4 million, or 17.7%, primarily due to higher net sales from our industrial end markets.

The table below highlights net sales from our base business and acquired and combined branches:

	Six Months Ended June 30,		Change
	2018	2017	$	%
(dollars in thousands)
Base business(1)	$1,031,447	$961,447	$70,000	7.3%
Acquired and combined(2)	109,823	47,240	62,583	132.5%
Net sales	$1,141,270	$1,008,687	$132,583	13.1%
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

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by segment and major product line:

	Six Months Ended June 30, 2017	Base Business Net Sales Increase	Acquired and Combined Net Sales Increase	Six Months Ended June 30, 2018	Total Net Sales % Increase	Base Business Net Sales % Increase(1)	Acquired and Combined Net Sales % Increase(2)
(dollars in thousands)
Wallboard(3)	$349,195	$5,069	$24,987	$379,251	8.6%	1.5%	123.3%
Suspended ceiling systems	155,988	13,108	14,837	183,933	17.9%	8.9%	181.6%
Metal framing	141,065	16,812	7,566	165,443	17.3%	12.5%	113.5%
Complementary and other products	232,301	12,656	12,295	257,252	10.7%	5.6%	151.7%
SBP net sales	878,549	47,645	59,685	985,879	12.2%	5.7%	138.2%
MI net sales	130,138	22,355	2,898	155,391	19.4%	17.7%	71.7%
Total net sales	$1,008,687	$70,000	$62,583	$1,141,270	13.1%	7.3%	132.5%
Average daily net sales	$7,880	$547	$489	$8,916	13.1%	7.3%	132.5%
(1) Represents base business net sales increase as a percentage of base business net sales for the six months ended June 30, 2017.
(2) Represents acquired and combined net sales increase as a percentage of acquired and combined net sales for the six months ended June 30, 2017.
(3) For the six months ended June 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

Specialty Building Products. SBP net sales for the six months ended June 30, 2018, were $985.9 million compared to $878.5 million for the six months ended June 30, 2017, representing an increase of $107.3 million, or 12.2%. Net sales from acquired branches and existing branches that were strategically combined with acquired branches contributed $59.7 million of the increase. SBP base business net sales also increased by $47.6 million, which was driven by strong commercial activity, price increases and product expansion into new geographic markets.

Mechanical Insulation. MI net sales for the six months ended June 30, 2018, were $155.4 million compared to $130.1 million for the six months ended June 30, 2017, representing an increase of $25.3 million, or 19.4%. Net sales from base business branches contributed $22.4 million of the increase, which was primarily due to higher net sales from our industrial end markets. Net sales from acquired branches and existing branches that were strategically combined with acquired branches contributed $2.9 million of the increase.

Gross Profit and Gross Margin

Consolidated gross profit for the six months ended June 30, 2018, was $323.5 million compared to $289.4 million for the six months ended June 30, 2017, representing an increase of $34.1 million, or 11.8%. The increase in gross profit was primarily due to the increase in net sales. Consolidated gross margin for the six months ended June 30, 2018, was 28.3% compared to 28.7% for the six months ended June 30, 2017. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from lower gross margin products such as suspended ceilings systems and mechanical insulation on a percentage of net sales basis.

Specialty Building Products. SBP gross profit for the six months ended June 30, 2018 was $280.7 million compared to $253.2 million for the six months ended June 30, 2017, representing an increase of $27.5 million, or 10.9%. SBP gross profit increased with higher sales volume and contribution from acquired and combined branches. SBP gross margin for the six months ended June 30, 2018, was 28.5% compared to 28.8% for the six months ended June 30, 2017. The decrease in gross margin was primarily due to a change in product mix with a higher contribution from lower gross margin products such as suspended ceiling systems and metal framing on a percentage of net sales basis.

Mechanical Insulation. MI gross profit for the six months ended June 30, 2018, was $42.8 million compared to $36.3 million for the six months ended June 30, 2017, representing an increase of $6.5 million, or 18.0%. MI gross profit increased due to higher net sales from our base business. MI gross margin for the six months ended June 30, 2018, was 27.6% compared to 27.9% for the six months ended June 30, 2017. This decrease was primarily due to a higher contribution from large industrial projects for the six months ended June 30, 2018, which generally have lower margins relative to the overall MI segment.

Selling, General & Administrative

SG&A expenses for the six months ended June 30, 2018, were $247.2 million compared to $226.7 million for the six months ended June 30, 2017, representing an increase of $20.5 million, or 9.1%. As a percentage of net sales, SG&A expenses were 21.7% for the six months ended June 30, 2018 compared to 22.5% for the six months ended June 30, 2017. Excluding non-recurring adjustments of $4.6 million and $9.3 million for the six months ended June 30, 2018 and 2017, respectively, SG&A expenses as a percentage of net sales for the six months ended June 30, 2018 was 21.3% compared to 21.6% for the six months ended June 30, 2017. The decrease in SG&A expenses as a percentage of net sales was due to our continued focus on operating efficiencies and cost reduction initiatives, as well as our increase in net sales.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2018, was $40.2 million compared to $37.4 million for the six months ended June 30, 2017, representing an increase of $2.8 million, or 7.5%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to June 30, 2017, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the six months ended June 30, 2018, was $30.5 million compared to $30.1 million for the six months ended June 30, 2017, representing an increase of $0.4 million, or 1.2%.

Other Income, Net

Other income, net for the six months ended June 30, 2018, was $0.1 million compared to $13.4 million for the six months ended June 30, 2017, representing a decrease of $13.3 million. In the 2017 period, there was a $13.2 million change in the fair value of the embedded derivative related to our $575.0 million Senior Secured Notes due 2021, or the Notes, which was recorded as other income, net. There was no change in the fair value of the embedded derivative in the 2018 period. See Note 3, Derivatives and Hedging Activities, to the condensed consolidated financial statements.

Income Taxes

Income tax expense for the six months ended June 30, 2018, was $1.4 million compared $3.4 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 24.3% compared to 39.8% for the six months ended June 30, 2017. The difference in the effective tax rates between periods is due primarily to a decrease in the federal statutory rate.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2016 asset-backed revolving credit facility, or ABL Credit Facility, and in the future we may depend on other debt financings allowed under the terms of the indenture governing the Notes, or the Indenture, and the agreement governing the ABL Credit Facility, or the ABL Credit Agreement, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures, which generally approximate 1.0% of net sales. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The Tax Receivable Agreement, or TRA, may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial, negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, including the Notes, or sell assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including the Notes and our ABL Credit Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Our TRA requires that after Lone Star Fund IX (U.S.) L.P., or Lone Star, no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing. The ABL Credit Agreement and the Indenture restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of June 30, 2018, we had $94.1 million of outstanding borrowings and $205.9 million of available aggregate undrawn borrowing capacity under the ABL Credit Facility. Total liquidity was $213.0 million inclusive of $7.1 million in cash and cash equivalents as of June 30, 2018.

Cash Flows

A summary of net cash provided by, or (used in), operating, investing and financing activities is shown in the following table:

	Six Months Ended June 30,
	2018	2017
(in thousands)
Net cash (used in) provided by operating activities	$(9,338)	$21,883
Net cash used in investing activities	$(40,810)	$(61,898)
Net cash provided by financing activities	$45,314	$31,052

Operating Activities

Net cash used in operating activities increased by $31.2 million to $9.3 million in the six months ended June 30, 2018, as compared to $21.2 million provided by operating activities for the same period in 2017. The increase was primarily due to higher working capital requirements of $42.1 million as the business continues to grow.

Investing Activities

Net cash used in investing activities decreased by $21.1 million to $40.8 million in the six months ended June 30, 2018, as compared to $61.9 million in the same period in 2017. The decrease was primarily due to two acquisitions in the current period compared to five acquisitions in the prior year period, resulting in a lower aggregate purchase price of $31.7 million, partially offset by lower net working capital proceeds related to acquisitions of $7.9 million and higher purchases of property and equipment of $2.9 million.

Financing Activities

Net cash provided by financing activities increased by $14.3 million to $45.3 million in the six months ended June 30, 2018, as compared to $31.1 million in the same period in 2017. For the six months ended June 30, 2018, net borrowings were $45.4 million, which were used to fund business operations. For the six months ended June 30, 2017, IPO proceeds and capital contributions of $166.9 million were used to repay borrowings outstanding under the ABL Credit Facility.

Tax Receivable Agreement

At June 30, 2018 and December 31, 2017, the TRA liability balance was $135.8 million. There have been no payments related to the TRA from inception to June 30, 2018. The first payment is anticipated to be made during the fourth quarter of 2018, is estimated to be $15.9 million and is reflected in current liabilities. Payments related to the TRA are expected to be funded through one, or a combination of the following: existing cash balances, cash flow from operations, or availability under the ABL Credit Facility. The discounted present value of the TRA at June 30, 2018, was estimated to be between $85.0 million and $95.0 million. There were no material changes during the six months ended June 30, 2018 to the estimates of annual payments related to the TRA set forth in the Contractual Obligations Table in the 2017 10-K.

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

The Company adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, which became effective on January 1, 2018. For further discussion on the adoption of this new accounting standard, see Note 2, Recently Issued Accounting Standards, to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

New Accounting Standards

Please refer to Note 2, Recently Issued Accounting Standards, to the notes to our condensed consolidated financial statements for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended June 30, 2018.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate EBITDA as net income before interest expense net, income tax expense, and depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before unrealized gains on derivative financial instruments, IPO and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as non-cash purchase accounting effects, losses on the disposal of property and equipment, transaction costs and management fees.

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

EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, or any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations such as:

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in thousands)
Net income	$5,400	$1,260	$4,347	$5,189
Interest expense, net	15,327	14,876	30,438	30,090
Income tax expense	2,283	862	1,398	3,426
Depreciation and amortization	20,341	19,027	40,227	37,423
EBITDA	43,351	36,025	76,410	76,128

Unrealized (gains) losses on derivative financial instruments	(60)	63	(134)	(13,156)
IPO and public company readiness expenses	—	1,434	89	4,409
Stock-based compensation	667	212	938	1,765
Non-cash purchase accounting effects(a)	—	593	407	664
Loss on disposal of property and equipment	296	20	309	172
Transaction costs(b)	2,057	1,979	3,275	2,571
Management fees(c)	—	—	—	353
Adjusted EBITDA	$46,311	$40,326	$81,294	$72,906
Adjusted EBITDA margin(d)	7.7%	7.6%	7.1%	7.2%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of acquisitions.

(b)
Represents one-time costs related to our acquisitions, including fees to financial advisors, accountants, attorneys, other professionals and certain internal corporate development costs. Certain amounts have been reclassified for the six months ended June 30, 2017, to conform our presentation of Adjusted EBITDA to the current year presentation.

(c)	Represents fees paid to our former private equity sponsor for services provided pursuant to past management agreements. These fees are no longer being incurred.

(d)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the Company’s market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2017 10-K during the six months ended June 30, 2018.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, "Risk Factors," in the 2017 10-K except for the following:

Trade policies could make sourcing product from foreign countries more difficult or more costly.

We source some of our products from outside of the United States. Suppliers that we utilize may rely upon non-domestic products, and therefore, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on our ability to procure products from suppliers that source from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results.

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

FOUNDATION BUILDING MATERIALS, INC.

Date: August 9, 2018	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)