Form 10-Q
period 2018-09-30
Foundation Building Materials, Inc.
filed 2018-11-01
CIK 1688941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38009

FOUNDATION BUILDING MATERIALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4259606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2741 Walnut Avenue, Suite 200 Tustin, CA (Address of principal executive offices)	92780 (Zip Code)

(714) 380-3127 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 26, 2018, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,894,965.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements

FOUNDATION BUILDING MATERIALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,560	$12,101
Accounts receivable—net of allowance for doubtful accounts of $3,297 and $3,494, respectively	316,290	238,091
Other receivables	50,808	55,487
Inventories	158,766	148,246
Prepaid expenses and other current assets	12,304	11,785
Current assets held for sale	128,188	82,948
Total current assets	676,916	548,658
Property and equipment, net	153,386	144,524
Intangible assets, net	145,379	164,536
Goodwill	481,260	452,728
Other assets	6,928	5,604
Noncurrent assets held for sale	-	38,220
Total assets	$1,463,869	$1,354,270
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$130,169	$134,460
Accrued payroll and employee benefits	25,777	17,920
Accrued taxes	11,775	7,003
Tax receivable agreement	15,892	15,892
Current portion of term loan	3,375	-
Other current liabilities	22,995	37,270
Current liabilities held for sale	26,599	29,733
Total current liabilities	236,582	242,278
Asset-based revolving credit facility	305,704	47,486
Long-term debt, net	438,841	534,379
Tax receivable agreement	119,912	119,912
Deferred income taxes, net	5,200	17,912
Other liabilities	9,545	12,657
Noncurrent liabilities held for sale	-	982
Total liabilities	1,115,784	975,606
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	-	-
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,894,965 and 42,865,407 shares issued, respectively	13	13
Additional paid-in capital	331,667	330,113
Retained earnings	15,936	46,184
Accumulated other comprehensive income	469	2,354
Total stockholders' equity	348,085	378,664
Total liabilities and stockholders' equity	$1,463,869	$1,354,270

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$542,273	$467,891	$1,528,153	$1,346,441
Cost of goods sold	388,236	332,008	1,093,412	957,404
Gross profit	154,037	135,883	434,741	389,037
Operating expenses:
Selling, general and administrative	113,279	102,259	328,088	299,298
Depreciation and amortization	19,771	18,234	56,922	52,662
Total operating expenses	133,050	120,493	385,010	351,960
Income from operations	20,987	15,390	49,731	37,077
Loss on extinguishment of debt	(58,475)	-	(58,475)	-
Interest expense	(12,576)	(15,054)	(43,028)	(45,147)
Other (expense) income, net	(8)	25	126	13,424
(Loss) income before income taxes	(50,072)	361	(51,646)	5,354
Income tax (benefit) expense	(12,519)	239	(13,299)	2,205
(Loss) income from continuing operations	(37,553)	122	(38,347)	3,149
Income from discontinued operations, net of tax	2,772	1,277	7,913	3,439
Net (loss) income	$(34,781)	$1,399	$(30,434)	$6,588

(Loss) earnings per share data:
(Loss) earnings from continuing operations per share - basic	$(0.88)	$0.00	$(0.89)	$0.08
(Loss) earnings from continuing operations per share - diluted	$(0.88)	$0.00	$(0.89)	$0.08

Earnings from discontinued operations per share - basic	$0.07	$0.03	$0.18	$0.08
Earnings from discontinued operations per share - diluted	$0.07	$0.03	$0.18	$0.08

(Loss) earnings per share - basic	$(0.81)	$0.03	$(0.71)	$0.16
(Loss) earnings per share - diluted	$(0.81)	$0.03	$(0.71)	$0.16

Weighted average shares outstanding:
Basic	42,894,474	42,865,407	42,889,430	41,021,808
Diluted	42,917,230	42,870,391	42,905,273	41,023,935

Comprehensive (loss) income:
Net (loss) income	$(34,781)	$1,399	$(30,434)	$6,588
Foreign currency translation adjustment	1,481	3,037	(2,724)	5,695
Unrealized (loss) gain on derivative, net of taxes of $0.5 million and $1.0 million, respectively and $0.5 million and $1.9 million, respectively	(1,420)	(1,647)	839	(3,047)
Total other comprehensive income (loss)	61	1,390	(1,885)	2,648
Total comprehensive (loss) income	$(34,720)	$2,789	$(32,319)	$9,236

See accompanying notes to condensed consolidated financial statements (unaudited).

FOUNDATION BUILDING MATERIALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(30,434)	$6,588
Net income from discontinued operations	7,913	3,439
Net (loss) income from continuing operations	(38,347)	3,149
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities of continuing operations:
Depreciation	24,383	21,793
Amortization of intangible assets	32,539	30,869
Amortization of debt issuance costs and debt discount	6,834	7,352
Loss on extinguishment of debt	58,475	-
Inventory fair value purchase accounting adjustment	413	830
Provision for doubtful accounts	1,654	1,987
Stock-based compensation	1,512	1,691
Unrealized gain on foreign currency, net	-	(169)
Unrealized gain on derivative instruments, net	(56)	(13,045)
Loss on disposal of property and equipment	614	171
Deferred income taxes	(13,038)	2,730
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(65,361)	(25,248)
Other receivables	5,361	5,423
Inventories	(3,244)	3,495
Prepaid expenses and other current assets	(496)	(968)
Other assets	(1,928)	(2,180)
Accounts payable	(8,940)	11,816
Accrued payroll and employee benefits	7,929	(4,277)
Accrued taxes	4,783	(735)
Other liabilities	(13,960)	(19,448)
Net cash (used in) provided by operating activities of continuing operations	(873)	25,236
Cash flows from investing activities:
Purchases of property and equipment	(28,157)	(25,307)
Payment of net working capital adjustments	(40)	(405)
Proceeds from net working capital adjustments	155	8,590
Proceeds from the disposal of fixed assets	1,605	528
Acquisitions, net of cash acquired	(70,334)	(68,274)
Net cash used in investing activities of continuing operations	(96,771)	(84,868)
Cash flows from financing activities:
Proceeds from asset-based revolving credit facility	757,298	395,688
Repayments of asset-based revolving credit facility	(498,964)	(524,782)
Term loan proceeds	450,000	-
Term loan original issuance discount and deferred finance costs	(7,935)	-
Repayment of bond principal	(575,000)	-
Prepayment premium on senior secured notes	(23,872)
Tax withholding payment related to net settlement of equity awards	(61)	-
Principal repayment of capital lease obligations	(2,094)	(1,920)
Issuance of common stock	-	163,952
Capital contributions	-	2,997
Net cash provided by financing activities of continuing operations	99,372	35,935
Cash flows from discontinued operations
Operating activities of discontinued operations	(2,063)	7,319
Investing activities of discontinued operations	(928)	(6,035)
Financing activities of discontinued operations	(140)	(190)
Net cash (used in) provided by discontinued operations	(3,131)	1,094
Effect of exchange rate changes on cash	(138)	363
Net decrease in cash	(1,541)	(22,240)
Cash and cash equivalents at beginning of period	12,101	28,552
Cash and cash equivalents at end of period	$10,560	$6,312

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for income taxes	$1,504	$3,236
Cash paid during the period for interest	$52,288	$49,937
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivative, net of tax	$839	$3,047
Assets acquired under capital leases	$-	$667
Goodwill adjustment for purchase price allocation	$202	$518
Tax receivable agreement	$-	$203,837

See accompanying notes to condensed consolidated financial statements (unaudited).

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

Business

Foundation Building Materials, Inc. (the "Company"), based in Tustin, California is a specialty distributor of wallboard, suspended ceiling systems, and metal framing throughout the U.S. and Canada.

On September 26, 2018, the Company entered into a definitive agreement to sell its mechanical insulation business. Refer to Note 3, Discontinued Operations, for further details. Excluding its mechanical insulation business, the Company employs more than 3,400 people and operates more than 170 branches across the U.S. and Canada.

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

Initial Public Offering

Following the Reorganization, on February 15, 2017, the Company completed an initial public offering ("IPO") in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts and commissions and expenses, the net proceeds to the Company from the IPO were approximately $164.0 million. The Company used these net proceeds to repay borrowings outstanding under its then-existing asset-based revolving credit facility (the "2016 ABL Credit Facility"). The proceeds of $164.0 million were recorded in equity, with approximately $13,000 recorded for the par value of the common stock and the remaining amount recorded in additional paid-in capital. The underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from Parent 2 and those shares were purchased on February 24, 2017. The Company did not receive any proceeds from the sale of shares by Parent 2.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2018 (the "2017 10-K"), which do not include the discontinued operations from the sale of the mechanical insulation segment. The Company plans to retrospectively adjust previously reported audited financial statements to recognize the discontinued operations for the sale of the mechanical insulation segment when it files its 2018 10-K in 2019. When the sale of the mechanical insulation segment closes, the Company will file a Current Report on Form 8-K with pro forma financial statements that will include full year 2016 and 2017 statements of operations.

As discussed in Note 3, Discontinued Operations, the Company has entered into a definitive agreement to sell its mechanical insulation business, which was previously reported as the mechanical insulation segment. The previously reported amounts for the mechanical insulation segment have been reclassified to discontinued operations for all periods presented. The Company’s continuing operations now consist of what was previously reported as the Specialty Building Products segment for all periods presented

Principles of Consolidation

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

Revenue Recognition - Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration expected to be received in exchange for those products. The applicable shipping and handling costs invoiced to the customer are included in "Selling, general and administrative" expenses in the accompanying consolidated statements of operations. All revenue recognized is net of sales taxes collected, which are subsequently remitted to the appropriate governmental authorities.

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

In January 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments by modifying how entities measure and recognize equity investments and present changes in the fair value of financial liabilities, and by simplifying the disclosure guidance for financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company continues to implement this guidance and upon adoption on January 1, 2019, the Company expects to record in its consolidated financial statements a right-of-use asset and related lease liability between $90.0 million and $110.0 million; however, the Company will continue to implement this guidance, and this estimate is subject to change.

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

3. Discontinued Operations

On September 26, 2018, the Company entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with SPI LLC ( the “Purchaser”), pursuant to which the Company agreed to sell, and the Purchaser agreed to acquire, (i) all right, title and interest in, to and under all of the assets, properties and business of the mechanical insulation segment of the Company in the U.S. (the “U.S. Business”), excepting certain excluded assets (the “Purchased Assets”), and (ii) all outstanding shares of FBM Canada SPI, Inc. (the “Stock”), representing the Company’s mechanical insulation business in Canada (the “Canadian Business”). The U.S. Business and the Canadian Business are referred to collectively as the “Disposed Business.”

As aggregate consideration for the Purchased Assets and the Stock, the Purchaser will pay $122.5 million in cash at the closing of the transaction (subject to certain working capital and other pre- and post-closing adjustments as set forth in the Purchase Agreement) and assume certain post-closing liabilities. The Purchase Agreement contains customary representations, warranties and covenants made by each of the Purchaser and the Sellers, as well as mutual indemnification obligations.

Based on its magnitude and because the Company is exiting the mechanical insulation business, the pending sale represents a significant strategic shift that will have a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Disposed Business as required by Accounting Standards Codification—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposed Business to assets and liabilities held for sale on its consolidated balance sheets as of September 30, 2018 and December 31, 2017 and reclassified the financial results of the Disposed Business in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

The carrying amount of the assets, and liabilities of the Disposed Business, have been reclassified from their historical balance sheet presentation to current and noncurrent assets and current and noncurrent liabilities held for sale as follows:

	September 30, 2018	December 31, 2017
Accounts receivable—net of allowance for doubtful accounts of $410 and $655, respectively	$51,520	$41,932
Other receivables	3,952	3,975
Inventories	37,243	36,190
Prepaid expenses and other current assets	1,108	851
Property and equipment, net	6,753	-
Intangible assets, net	21,605	-
Goodwill	6,007	-
Other assets	-	-
Current assets held for sale	$128,188	$82,948
Property and equipment, net	$-	$6,884
Intangible assets, net	-	25,234
Goodwill	-	6,009
Deferred income taxes	-	93
Other assets	-	-
Noncurrent assets held for sale	$-	$38,220
Accounts payable	$17,197	$21,885
Accrued payroll and employee benefits	2,619	3,238
Accrued taxes	1,381	787
Other liabilities	5,328	3,823
Deferred income taxes	74	-
Current liabilities held for sale	$26,599	$29,733
Other liabilities	$-	$982
Noncurrent liabilities held for sale	$-	$982

The operating results of the Disposed Business that are reflected in the unaudited condensed consolidated statements of operations within net income from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$82,533	$67,555	$237,923	$197,692
Cost of goods sold	60,125	48,655	172,682	142,503
Gross profit	22,408	18,900	65,241	55,189
Operating expenses:
Selling, general and administrative	17,078	15,150	49,481	44,775
Depreciation and amortization	1,561	1,495	4,637	4,490
Total operating expenses	18,639	16,645	54,118	49,265
Income from operations	3,769	2,255	11,123	5,924
Interest expense	(11)	(15)	(36)	(47)
Other income (expense), net	5	10	(5)	(5)
Income from discontinued operations before income taxes	3,763	2,250	11,082	5,872
Income tax expense	991	973	3,169	2,433
Net income from discontinued operations, net of tax	$2,772	$1,277	$7,913	$3,439

The operating results reflected above do not fully represent the Disposed Business’ historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposed Business.

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

4. Derivatives and Hedging Activities

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

Net Investment Hedge

As of September 30, 2018, and December 31, 2017, the amount of notional foreign exchange contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The net investment hedge is measured at fair value within the consolidated balance sheet either as an asset or a liability. As of September 30, 2018, and December 31, 2017, the fair value of the derivative instrument was $1.0 million and $2.4 million, respectively, and was recorded in other long-term liabilities.

For the three months ended September 30, 2018, the Company recognized a loss of $1.4 million, net of taxes of $0.5 million, recorded in other comprehensive income (loss) related to the net investment hedge. For the nine months ended September 30, 2018, the Company recognized a gain of $0.8 million, net of taxes of $0.5 million, recorded in other comprehensive income (loss) related to the net investment hedge. The Company recognized a loss of $1.6 million and $3.0 million, net of taxes of $1.0 million and $1.9 million, respectively, for the three and nine months ended September 30, 2017, respectively, recorded in other comprehensive income (loss) related to the net investment hedge.

For the three months ended September 30, 2018, the Company recorded a loss of $78,000, in other (expense) income, net, related to the ineffective portion of the net investment hedge. For the nine months ended September 30, 2018, the Company recognized a gain of $56,000, in other (expense) income, net, related to the ineffective portion of the net investment hedge. The Company recorded a loss of $111,000 and $205,000 for the three and nine months ended September 30, 2017, respectively, in other (expense) income, net, related to the ineffective portion of the net investment hedge.

Embedded Derivative

On August 15, 2018, the Company redeemed its $575.0 million Senior Secured Notes (the “Notes”) at a price equal to 104.125% of the principal amount, plus accrued and unpaid interest.

The Company had the option to prepay its Notes at any time prior to August 15, 2018, at a price equal to 100% of the principal amount, plus an applicable premium and any accrued and unpaid interest.

Included in the Notes was an optional prepayment period through August 15, 2018, using proceeds from an equity offering, which constituted an embedded derivative and was bifurcated from the debt host and accounted for separately. The embedded derivative was recorded at fair value at inception until August 15, 2018, with any changes in fair value from inception recorded in earnings. The fair value of the embedded derivative as of December 31, 2017, was $0, due to a minimal probability of an equity offering occurring where the proceeds are used to pay down the Notes prior to the expiration of the optional prepayment time period.

The change in fair value was $0 for the three and nine months ended September 30, 2018. The change in fair value of $0 and $13.2 million for the three and nine months ended September 30, 2017, respectively, were included in other income, net.

5. Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of September 30, 2018. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition date.

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2018, the Company completed the following three acquisitions:

Ciesco, Inc. and Commercial Specialty Supply LLC

On August 1, 2018, the Company acquired the operations and substantially all of the assets of Ciesco, Inc. and Commercial Specialty Supply LLC (collectively, "Ciesco"). Ciesco was a leading independent distributor of wallboard, metal framing, suspended ceiling systems, insulation and complementary products and operated six branches in Pennsylvania and Virginia.

ArmCom Distributing Company

On February 1, 2018, the Company acquired the operations and substantially all of the assets of ArmCom Distributing Company ("ArmCom"), a division of St. Paul Linoleum and Carpet Company. ArmCom was an independent distributor of suspended ceilings systems and operated five branches in Minnesota, North Dakota, South Dakota and Nebraska.

RM Supply

On February 1, 2018, the Company acquired all of the stock of RM Supply, Inc. and certain assets of JMB Transportation, L.L.C. (collectively, “RM Supply”). RM Supply was an independent distributor of wallboard, metal framing, insulation, and wallboard accessories. RM Supply operated two branches in Missouri.

During the nine months ended September 30, 2018, the Company completed the above acquisitions for an aggregate purchase price of $71.0 million. These acquisitions are not considered material, individually or in the aggregate. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions summarized above (collectively, the "2018 acquisitions") (in thousands):

Nine Months Ended September 30, 2018
Assets acquired:
Cash	$672
Accounts receivable	15,798
Other receivables	1,164
Inventories	8,363
Prepaid and other current assets	73
Property and equipment	7,864
Goodwill	29,286
Intangible assets	13,600
Other assets	74
Total assets acquired	76,894
Liabilities assumed:
Accounts payable	(5,446)
Accrued expenses and other current liabilities	(442)
Total liabilities assumed	(5,888)
Total net assets acquired	$71,006

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. The Ciesco and ArmCom acquisitions were treated as asset purchases, and the RM Supply acquisition was treated as a stock purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of these acquisitions will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the 2018 acquisitions is not presented as the 2018 acquisitions are not considered material to the Company's consolidated financial statements.

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

6. Goodwill and Intangible Assets

The change in goodwill from December 31, 2017, to September 30, 2018, consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2017	$452,728
Goodwill acquired	29,286
Purchase price allocation adjustments	87
Impact of foreign exchange rates	(841)
Balance at September 30, 2018	$481,260

Changes to initial purchase price allocations related to acquisitions may arise from changes in estimates from conditions that existed at the applicable acquisition date and as a result of net working capital adjustments.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	$15,980	$(9,636)	$6,344	$15,980	$(7,283)	$8,697
Customer relationships	238,785	(102,315)	136,470	225,488	(72,349)	153,139
Other intangible assets	3,472	(907)	2,565	3,462	(763)	2,700
	$258,237	$(112,858)	$145,379	$244,930	$(80,395)	$164,536

The weighted average amortization period of these intangible assets in the aggregate is 3.5 years.

7. Long-Term Debt

(in thousands)	September 30, 2018	December 31, 2017
2018 Term Loan Facility	$446,625	$-
Unamortized deferred financing costs - term loan	(7,784)	-
Revolving credit facilities	305,704	47,486
Unamortized deferred financing costs - revolving credit facilities	(4,901)	(3,164)
Senior secured notes	-	575,000
Unamortized debt issuance costs - senior secured notes	-	(40,621)
	$739,644	$578,701

2018 Term Loan Credit Agreement

On August 13, 2018, the Company entered into a credit agreement by and among Alpha, Holdco, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “2018 Term Loan Facility”). The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at the Company’s option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility will bear interest at Holdco’s option at either (a) a LIBOR rate determined by reference to the costs of funds for United States Dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00) or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (2) the federal funds effective rate plus 0.50% and (3) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.25% (or 2.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00). The Company will be required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the initial term loans made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the initial term loans (as defined in the 2018 Term Loan Facility).

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

Obligations under the 2018 Term Loan Facility are secured by a first priority lien on all Term Priority Collateral (as defined in the 2018 Term Loan Facility) and a second priority lien on all ABL Priority Collateral (as defined in the 2018 Term Loan Facility).

The 2018 Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict Alpha’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its equity securities or redeem, repurchase or retire its equity securities or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including equity securities of its subsidiaries, alter the business it conducts, consolidate or merge and incur liens.

The description of the 2018 Term Loan Facility set forth above is qualified in its entirety by reference to the 2018 Term Loan Facility, a copy of which is filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on August 17, 2018.

2018 ABL Credit Facility

On August 13, 2018, Alpha, Holdco, as the lead borrower, the additional U.S. borrowers party thereto from time to time, the Canadian borrowers party thereto from time to time (collectively, the “ABL Borrowers”), the lenders party thereto from time to time, Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”), and the other agents party thereto, entered into the ABL Credit Agreement (the “2018 ABL Credit Agreement”), including the exhibits and schedules thereto (collectively, the “2018 Revolving Credit Facility”)

The 2018 Revolving Credit Facility provides for senior secured revolving credit financing, including a U.S. revolving credit facility (the “U.S. Revolving Credit Facility”) of initially up to $375.0 million, a Canadian revolving credit subfacility of initially up to $75.0 million (the “Canadian Revolving Credit Subfacility”) and a “first-in-last-out” (“FILO”) subfacility in an amount of up to $25.0 million in amortizing loans (the “FILO Facility”), subject, in each case, to availability under the respective borrowing bases for each facility. The aggregate amount of the 2018 Revolving Credit Facility is $400.0 million. The 2018 Revolving Credit Facility includes a letter of credit subfacility, which permits up to $10.0 million of letters of credit under the U.S. Revolving Credit Facility (which may be denominated in U.S. Dollars) and up to the dollar equivalent of $5.0 million of letters of credit under the Canadian Revolving Credit Subfacility (which may be denominated in Canadian Dollars or U.S. Dollars). In addition, pursuant to the 2018 Revolving Credit Facility, up to $50.0 million in the case of the U.S. Revolving Credit Facility, and $10.0 million in the case of the Canadian Revolving Credit Subfacility, may be short-term borrowings upon same-day notice. The 2018 Revolving Credit Facility is scheduled to mature on August 13, 2023.

The amount of available credit for each of the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility changes every month, depending on the amount of eligible trade accounts, eligible credit card receivables, eligible inventory, eligible qualifying equipment and eligible cash the U.S. and Canadian loan parties have available to serve as collateral. Generally, each of the U.S. Revolving Credit Facility and the Canadian Revolving Credit Subfacility is limited to the sum of (a) 85% of eligible trade accounts (as defined in the 2018 Revolving Credit Facility), plus (b) 90% of eligible credit card accounts (as defined in the 2018 Revolving Credit Facility), plus (c) the lesser of (i) 75% of the value of the eligible inventory (as defined in the 2018 Revolving Credit Facility) and (ii) 85% of the net orderly liquidation value of the eligible inventory, plus (d) the lesser of (i) 85% of the net orderly liquidation value of eligible qualifying equipment and (ii) the amount obtained by multiplying (A) the amount obtained by dividing (x) the amount set forth in clause (c)(i) above by (y) the net book value of all eligible qualifying equipment as of the most recent annual appraisal, by (B) the net book value of eligible qualifying equipment (subject to amounts contributed to the borrowing base pursuant to this clause (d) being capped at the lesser of $50.0 million and 15% of the loan limit (as defined in the 2018 Revolving Credit Facility), plus (e) eligible cash (as defined in the 2018 Revolving Credit Facility), minus (f) any eligible reserves on the borrowing base (as defined in the 2018 Revolving Credit Facility). The FILO Facility is limited to the sum of (a) 5% of the book value of eligible trade accounts (as defined in the 2018 Revolving Credit Facility) of each U.S. loan party (subject to such percentage being automatically reduced by 0.278% on each FILO amortization date (as defined in the 2018 Revolving Credit Facility)), plus (b) 10% of the value of eligible inventory (as defined in the 2018 Revolving Credit Facility) of each U.S. loan party (subject to such percentage being automatically reduced by 0.556% on each FILO amortization date (as defined in the 2018 Revolving Credit Facility)), minus (c) eligible reserves on the U.S. borrowing base. Available credit for each tranche is calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria.

Borrowings under the 2018 Revolving Credit Facility bear interest, at the Company’s option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.25% to 0.75% pursuant to a grid based on average excess availability) or a London interbank offered rate (“LIBOR”) or Canadian CDOR rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.25% to 1.75% pursuant to a grid based on average excess availability). Loans under the FILO Facility within the 2018 Revolving Credit Facility bear interest at the same rate as the U.S. and Canadian tranches plus 50 basis points. In addition to paying interest on outstanding principal under the 2018 Revolving Credit Facility, the ABL Borrowers are required to pay a commitment fee in respect of the unutilized commitments under the 2018 Revolving Credit Facility ranging from 0.250% to 0.375% per annum and determined based on average utilization of the 2018 Revolving Credit Facility (increasing when utilization is low and decreasing when utilization is high).

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s pro forma Adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended September 30, 2018 as though they had been consummated on the first day of the fourth quarter of 2017. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

The description of the 2018 Revolving Credit Facility set forth above is qualified in its entirety by reference to the 2018 Revolving Credit Facility, a copy of which is filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on August 17, 2018.

As of September 30, 2018, the Company had $305.7 million of outstanding borrowings and $94.3 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility from August 13, 2018 to September 30, 2018 was 3.7%.

2016 ABL Credit Facility

On August 13, 2018, FBM Alpha LLC (“Alpha”) terminated its revolving commitments under its $300.0 million 2016 ABL credit facility.

The weighted average interest rate for borrowings under the 2016 ABL Credit Facility up to August 13, 2018 was 3.4%.

Upon termination of the ABL Credit Facility, the Company expensed $0.7 million in deferred financing costs and carried over $2.6 million of deferred financing costs to the 2018 Revolving Credit Facility.

Senior Secured Notes

On August 15, 2018, the Company, redeemed all of the $575.0 million principal amount of the outstanding Notes at a redemption price equal to 104.125% of the principal amount of Notes being redeemed plus accrued and unpaid interest. The Notes were issued in a private placement on August 9, 2016, at an issue price of 100% of the principal with a stated interest rate of 8.25%.

Upon redemption of the Notes, the Company expensed $57.8 million of deferred financing costs, original issuance discounts and prepayment premiums, which are included in the statement of operations in loss on extinguishment of debt.

8. Tax Receivable Agreement Liability

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

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

During the three months ended December 31, 2017, the Company recorded a gain in other income of $68.0 million due to the federal income tax rate being reduced from 35.0% to 21.0% as part of the Tax Act. As of September 30, 2018, and December 31, 2017, the TRA liability balance was $135.8 million. There have been no payments related to the TRA from inception to September 30, 2018. The first payment related to the TRA is anticipated to be made on or around December 31, 2018, is estimated to be $15.9 million, and is reflected as a current liability as of September 30, 2018.

9. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value of a derivative instrument. During the nine months ended September 30, 2018, $0.2 million was reclassified to retained earnings as a result of income tax effects of the Tax Act, which reduced the corporate federal tax rate from 35.0% to 21.0%. During the nine months ended September 30, 2017, there were no reclassifications out of accumulated other comprehensive income (loss).

The components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2018, were as follows (in thousands):

	Cumulative unrealized foreign currency translation gain (loss)	Unrealized (loss) gain on derivative, net of tax	Total
Balance at December 31, 2017	$3,863	$(1,509)	$2,354
Other comprehensive (loss) income	(2,724)	839	(1,885)
Balance at September 30, 2018	$1,139	$(670)	$469

10. Contingencies

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of September 30, 2018, there were no claims, proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

11. Fair Value Measurements

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

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis at September 30, 2018 is as follows (in thousands):

	Fair Value Measurements as of September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability (Note 4)	$-	$(939)	$-	$(939)

The estimated carrying amount and fair value of the Company’s financial instruments measured and recorded at fair value on a recurring basis at December 31, 2017 is as follows (in thousands):

	Fair Value Measurements as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability (Note 4)	$-	$(2,364)	$-	$(2,364)

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

12. Income Taxes

For the three and nine months ended September 30, 2018, the Company's effective tax rates were 25.0% and 25.8% , respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended September 30, 2018 was primarily due to state income taxes, non-deductible items and a foreign rate differential, partially offset by a reduction in valuation allowance treated as a discrete item during the quarter. The variance from the statutory federal rate of 21.0% for the nine months ended September 30, 2018 was primarily due to the same items impacting the three-month rate, partially offset by a refinement of the provisional estimate of the one-time repatriation tax under the Tax Act treated as a discrete item during the first quarter. For the three and nine months ended September 30, 2017, the Company's effective tax rates were 66.2% and 41.2% . The variance from the statutory federal tax rate of 35.0% for both periods was primarily due to state income taxes and non-deductible items.

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

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2018, the Company has completed the accounting for the effects of the Tax Act except for the repricing of ending deferred taxes due to the reduction in the corporate tax rate and the impact of the one-time deemed repatriation transition tax on unrepatriated foreign earnings. As a result, the Company's financial statements reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects. As of December 31, 2017, the Company had included a provisional reduction in deferred tax liability and corresponding provisional reduction in tax provision expense of $9.1 million in relation to the repricing of its ending deferred tax balance. The provisional amount was and is based on information currently available at that time, including estimated book to tax adjustments. As of September 30, 2018, the Company continues to gather and analyze information, including any future legislative tax developments at the federal or state jurisdictions, in order to complete the accounting for the repricing of the ending deferred balances.

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

The Company considers the earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings.  As required by the Tax Act, as of September 30, 2018 and December 31, 2017, the Company has recorded a provisional tax liability related to the U.S. federal income taxes of approximately $8.2 million and $10.2 million, respectively, of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. However, the Company has not recorded a deferred tax liability for state and foreign withholding taxes associated with the repatriation of those foreign earnings.  If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States. The Company has no present intention to repatriate any of its foreign earnings.

13. Segments

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s Chief Operation Decision Maker (“CODM”) in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.

Based on the provisions of ASC 280, the Company has defined its operating segments by considering management structure and product offerings. This evaluation resulted in one reportable segment.

As discussed in Note 3, Discontinued Operations, the Company entered into a definitive agreement to sell the Disposed Business, which was previously reported as the Mechanical Insulation segment. The previously reported amounts for the mechanical insulation segment have been reclassified to discontinued operations for all periods presented. The Company’s continuing operations now consist of what was previously reported as the Specialty Building Products segment for all periods presented.

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$487,934	$411,576	$1,354,062	$1,186,249
Canada	54,339	56,315	174,091	160,192
Total	$542,273	$467,891	$1,528,153	$1,346,441

The following table sets forth property, plant and equipment, goodwill and intangibles by geographic area (in thousands):

	September 30, 2018	December 31, 2017
Property, plant and equipment, net
United States	$138,684	$128,895
Canada	14,702	15,629
Total property, plant and equipment, net	$153,386	$144,524
Goodwill
United States	$455,376	$425,931
Canada	25,884	26,797
Total goodwill	$481,260	$452,728
Intangibles, net
United States	$139,948	$157,442
Canada	5,431	7,094
Total intangibles, net	$145,379	$164,536

The Company’s net sales by major product line, gross profit and gross margin, are as follows:

	Three Months Ended September 30,				Change
	2018		2017		$	%
(dollars in thousands)
Wallboard (1)	$203,991	37.6%	$179,362	38.3%	$24,629	13.7%
Suspended ceiling systems	104,422	19.3%	91,933	19.6%	12,489	13.6%
Metal framing	98,576	18.2%	71,420	15.3%	27,156	38.0%
Complementary and other products	135,284	24.9%	125,176	26.8%	10,108	8.1%
Total net sales	$542,273	100.0%	$467,891	100.0%	$74,382	15.9%
Total gross profit	$154,037		$135,883		$18,154	13.4%
Total gross margin	28.4%		29.0%		(0.6)%

(1)	For the three months ended September 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

	Nine Months Ended September 30,				Change
	2018		2017		$	%
(dollars in thousands)
Wallboard (1)	$583,242	38.2%	$528,556	39.3%	$54,686	10.3%
Suspended ceiling systems	288,356	18.9%	247,921	18.4%	40,435	16.3%
Metal framing	264,019	17.3%	212,486	15.8%	51,533	24.3%
Complementary and other products	392,536	25.7%	357,478	26.5%	35,058	9.8%
Total net sales	$1,528,153	100.0%	$1,346,441	100.0%	$181,712	13.5%
Total gross profit	$434,741		$389,037		$45,704	11.7%
Total gross margin	28.4%		28.9%		(0.5)%

(1)	For the nine months ended September 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

Foundation Building Materials, Inc.

Notes to Condensed Consolidated Financial Statements

14. Other Current Liabilities

The balance of other current liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accrued expenses	$5,452	$6,919
Accrued interest	1,847	18,093
Accrued other	15,696	12,258
Total other current liabilities	$22,995	$37,270

15. (Loss) Earnings Per Share

Basic (loss) earnings per share represents net (loss) income for the period, divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares used in basic computations	42,894,474	42,865,407	42,889,430	41,021,808
Dilutive effect of stock options and restricted stock units	22,756	4,984	15,843	2,127
Weighted average shares used in diluted computations	42,917,230	42,870,391	42,905,273	41,023,935

For the three and nine months ended September 30, 2018, there were approximately 66,619 and 135,780 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive. For the three and nine months ended September 30, 2017, there were approximately 9,232 and 110,165 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

16. Subsequent Events

On October 1, 2018, the Company acquired the operations and substantially all of the assets of Agan Drywall Supply, Inc., Agan Drywall Supply Rapid City Inc., and Agan Tri-State Drywall Supply, Inc. (collectively “Agan”). Agan was a distributor of building materials with product offerings including wallboard, metal framing, insulation and complementary products, which operated three branches in South Dakota and Iowa.

On November 1, 2018, the Company completed the sale of the Disposed Business, which is presented as discontinued operations for all periods as discussed in Note 3, Discontinued Operations. The Company received $122.5 million in cash and expects to record a gain during the fourth quarter of 2018. The net proceeds from the transaction will be used to pay down the 2018 Revolving Credit Facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statement. In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, and our management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2018, or the 2017 10-K, as updated by our subsequent filings with the SEC.

Unless required by law, we expressly undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are the second largest specialty distributor of wallboard and suspended ceiling systems in the United States and Canada. Since our founding in 2011, we have completed more than 30 acquisitions. We have over 170 branches, 3,400 employees and 35,000 SKUs.

We have a national operating model supported by local market expertise and an entrepreneurial, customer centric culture. Our strong national brand and acquisition expertise have established us as the distributor of choice for leading suppliers, and we have over 24,000 customers across a balanced mix of construction-related end markets. We believe that we are able to maintain our local market excellence due to our longstanding customer relationships, dependable service and market-specific product offerings that cater to local market trends and preferences.

Sale of Mechanical Insulation Business

We have entered into a definitive agreement to sell the Disposed Business, which was previously reported as the mechanical insulation segment. The previously reported amounts for the mechanical insulation segment have been reclassified to discontinued operations for all periods presented. The Company’s continuing operations now consist of what was previously reported as the Specialty Building Products segment for all periods presented. See Note 3, Discontinued Operations, to the condensed consolidated financial statements.

Third Quarter Update

Financial Results

We reported net sales of $542.3 million for the three months ended September 30, 2018, an increase of $74.4 million, or 15.9%, compared to the three months ended September 30, 2017, including base business net sales growth of 12.5%. Our gross margin for the three months ended September 30, 2018, was 28.4% compared to 29.0% for the three months ended September 30, 2017, which reflected higher product costs and a change in product mix with a higher contribution from lower gross margin products such as metal framing on a percentage of net sales basis. Selling, general and administrative, or SG&A, expenses as a percentage of net sales was 20.9% for the three months ended September 30, 2018, as compared to 21.9% for the three months ended September 30, 2017. The decrease in SG&A expenses as a percentage of net sales was due to our continued focus on operating efficiencies, cost reduction initiatives and leveraging costs with the increase in net sales. In August 2018, we completed the refinance of our debt, which resulted in a loss of $58.5 million consisting primarily of expensing deferred financing costs, original issuance discounts and a prepayment premium related to the extinguished debt. We reported net loss of $37.6 million and Adjusted EBITDA(1) of $43.7 million for the three months ended September 30, 2018.

(1) Adjusted EBITDA is a non-GAAP measure. See the Non-GAAP Financial Information at the end of the Management's Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of how we define and calculate this measure, why we believe it is important and a reconciliation thereof to the most directly comparable GAAP measure.

Acquisitions

We supplement our organic growth strategy with selective acquisitions, and since January 2018 through the date of this filing, we have completed four acquisitions totaling 16 branches. See Note 5, Acquisitions, and Note 16, Subsequent Events, to the condensed consolidated financial statements. We believe that significant opportunities exist to continue to expand our geographic footprint and product offerings by executing additional strategic acquisitions, and we maintain an extensive and active acquisition pipeline. We are typically evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through combined procurement and pricing programs and brand consolidation. The three acquisitions completed from January 1, 2018 to September 30, 2018, contributed $18.5 million to net sales for the three months ended September 30, 2018, and $31.1 million for the nine months ended September 30, 2018.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Agan	October 1, 2018	SD, IA	3
Ciesco	August 1, 2018	PA, VA	6
ArmCom	February 1, 2018	MN, ND, SD, NE	5
RM Supply	February 1, 2018	MO	2
Total			16

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2017 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, volume, costs and pricing programs. There have been no material changes to those factors and trends during the nine months ended September 30, 2018.

Initial Public Offering

On February 15, 2017, we completed our IPO, in which we issued 12,800,000 shares of our common stock at a public offering price of $14.00 per share. Our common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts and commissions and expenses payable by us, net proceeds from the IPO were approximately $164.0 million. We used these proceeds to repay borrowings outstanding under our 2016 ABL Credit Facility.

Results of Continuing Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended September 30,
	2018		2017
(dollars in thousands)
Statements of operations data
Net sales	$542,273	100%	$467,891	100%
Cost of goods sold	388,236	71.6%	332,008	71.0%
Gross profit	154,037	28.4%	135,883	29.0%
Operating expenses:
Selling, general and administrative	113,279	20.9%	102,259	21.9%
Depreciation and amortization	19,771	12.8%	18,234	13.4%
Total operating expenses	133,050	24.5%	120,493	25.8%
Income from operations	20,987	3.9%	15,390	3.3%
Loss on extinguishment of debt	(58,475)	(10.8)%	-	-
Interest expense	(12,576)	(2.3)%	(15,054)	(3.2)%
Other (expense) income, net	(8)	0.0%	25	0.0%
(Loss) income before income taxes	(50,072)	1.3%	361	1.3%
Income tax (benefit) expense	(12,519)	(8.1)%	239	0.2%
(Loss) income from continuing operations	(37,553)	(6.9)%	122	0.0%
Income from discontinued operations, net of tax	2,772	0.5%	1,277	0.3%
Net (loss) income	$(34,781)	(6.4)%	$1,399	0.3%

The Company’s net sales by major product line, profit and gross margin, are as follows:

	Three Months Ended September 30,				Change
	2018		2017		$	%
(dollars in thousands)
Wallboard (1)	$203,991	37.6%	$179,362	38.3%	$24,629	13.7%
Suspended ceiling systems	104,422	19.3%	91,933	19.6%	12,489	13.6%
Metal framing	98,576	18.2%	71,420	15.3%	27,156	38.0%
Complementary and other products	135,284	24.9%	125,176	26.8%	10,108	8.1%
Total net sales	$542,273	100.0%	$467,891	100.0%	$74,382	15.9%
Total gross profit	$154,037		$135,883		$18,154	13.4%
Total gross margin	28.4%		29.0%		(0.6)%

(1)	For the three months ended September 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

Net Sales

Net sales for the three months ended September 30, 2018, were $542.3 million compared to $467.9 million for the three months ended September 30, 2017, representing an increase of $74.4 million, or 15.9%. Net sales from base business branches, as defined in the table below, contributed $52.3 million, or 12.5%, of the increase which was driven by strong commercial activity, price increases and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined contributed $22.1 million of the increase.

The change in our base business net sales was primarily driven by the following factors:

•	an increase in wallboard sales of $13.8 million, or 8.5%, primarily due to an increase in wallboard unit volume of 6.4% and an increase in average selling price of 2.1%;
•	an increase in suspended ceiling systems net sales of $7.2 million, or 8.7%, primarily due to continued strong commercial activity and price increases;

•	an increase in metal framing net sales of $21.9 million, or 33.8%, primarily due to an increase in commercial construction activity and price increases; and
•	an increase in complementary and other product net sales of $9.4 million, or 8.5%, primarily due to our continued initiatives to increase complementary product sales.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended September 30,		Change
	2018	2017	$	%
(dollars in thousands)
Base business (1)	$472,116	$419,823	$52,293	12.5%
Acquired and combined (2)	70,157	48,068	22,089	46.0%
Net sales	$542,273	$467,891	$74,382	15.9%

(1)	Represents net sales from branches that were owned by us since January 1, 2017 and branches that were opened by us during such period.
(2)	Represents branches acquired and existing branches combined with acquired branches after January 1, 2017.

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by major product line:

	Three Months Ended September 30, 2017	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Three Months Ended September 30, 2018	Total Net Sales % Change	Base Business Net Sales % Change (1)	Acquired and Combined Net Sales % Change (2)
(dollars in thousands)
Wallboard (3)	$179,362	$13,766	$10,863	$203,991	13.7%	8.5%	61.3%
Suspended ceiling systems	91,933	7,168	5,321	104,422	13.6%	8.7%	55.1%
Metal framing	71,420	21,938	5,218	98,576	38.0%	33.8%	79.6%
Complementary and other products	125,176	9,421	687	135,284	8.1%	8.5%	4.9%
Total net sales	$467,891	$52,293	$22,089	$542,273	15.9%	12.5%	46.0%
Average daily net sales	$7,547	$830	$351	$8,608	14.1%	12.3%	45.2%

(1)	Represents base business net sales increase as a percentage of base business net sales for the three months ended September 30, 2017.
(2)	Represents acquired and combined net sales increase as a percentage of acquired and combined net sales for the three months ended September 30, 2017.
(3)	For the three months ended September 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2018, was $154.0 million compared to $135.9 million for the three months ended September 30, 2017, representing an increase of $18.2 million, or 13.4%. The increase in gross profit was primarily due to the increase in net sales.

Gross margin for the three months ended September 30, 2018, was 28.4% compared to 29.0% for the three months ended September 30, 2017. The decrease in gross margin was primarily due to higher product costs.

Selling, General & Administrative

SG&A expenses consist of warehouse, delivery and general and administrative expenses. SG&A expenses for the three months ended September 30, 2018, were $113.3 million compared to $102.3 million for the three months ended September 30, 2017, representing an increase of $11.0 million, or 10.8%. As a percentage of net sales, SG&A expenses were 20.9% for the three months ended September 30, 2018, compared to 21.9% for the three months ended September 30, 2017. Excluding non-recurring adjustments of $3.0 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, SG&A expenses as a percentage of net sales for the three months ended September 30, 2018, were 20.3% compared to 21.3% for the three months ended September 30, 2017. The decrease in SG&A expenses as a percentage of net sales was due to our continued focus on operating efficiencies, cost reduction initiatives and leveraging costs with the increase in net sales.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2018, was $19.8 million compared to $18.2 million for the three months ended September 30, 2017, representing an increase of $1.5 million, or 8.4%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to September 30, 2017, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended September 30, 2018, was $12.6 million compared to $15.1 million for the three months ended September 30, 2017, representing a decrease of $2.5 million, or 16.5%. The decrease is primarily due to the refinancing of our indebtedness in August 2018, which resulted in lower interest rates on outstanding debt.

Loss on Extinguishment of Debt

In August 2018, we completed the refinancing of our $575.0 million Notes to reduce our interest rate. The refinancing resulted in a loss of $58.5 million consisting primarily of deferred financing costs and original issuance discounts, which were written off, and a prepayment premium.

Income Taxes

Income tax benefit for the three months ended September 30, 2018 was $12.5 million compared to income tax expense of $0.2 million for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 was 25.0% compared to 66.2% for the three months ended September 30, 2017. The difference in the effective tax rates between periods is due primarily to a decrease in the federal statutory rate in 2018 and a higher percentage of non-deductible expenses relative to pre-tax income in 2017.

Net Loss From Continuing Operations

The increase in net loss from continuing operations was primarily due to the loss on extinguishment of debt of $58.5 million.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Nine Months Ended September 30,
	2018		2017
(dollars in thousands)
Statements of operations data
Net sales	$1,528,153	100%	$1,346,441	100%
Cost of goods sold	1,093,412	71.6%	957,404	71.1%
Gross profit	434,741	28.4%	389,037	28.9%
Operating expenses:
Selling, general and administrative	328,088	21.5%	299,298	22.2%
Depreciation and amortization	56,922	13.1%	52,662	13.5%
Total operating expenses	385,010	25.2%	351,960	26.1%
Income from operations	49,731	3.3%	37,077	2.8%
Loss on extinguishment of debt	(58,475)	(3.8)%	-	-
Interest expense	(43,028)	(2.8)%	(45,147)	(3.4)%
Other income, net	126	0.0%	13,424	1.0%
(Loss) income before income taxes	(51,646)	1.3%	5,354	1.3%
Income tax (benefit) expense	(13,299)	(3.1)%	2,205	0.6%
(Loss) income from continuing operations	(38,347)	(2.5)%	3,149	0.2%
Income from discontinued operations, net of tax	7,913	0.5%	3,439	0.3%
Net (loss) income	$(30,434)	(2.0)%	$6,588	0.5%

The Company’s net sales by major product line, gross profit and gross margin, are as follows:

	Nine Months Ended September 30,				Change
	2018		2017		$	%
(dollars in thousands)
Wallboard (1)	$583,242	38.2%	$528,556	39.3%	$54,686	10.3%
Suspended ceiling systems	288,356	18.9%	247,921	18.4%	40,435	16.3%
Metal framing	264,019	17.3%	212,486	15.8%	51,533	24.3%
Complementary and other products	392,536	25.7%	357,478	26.5%	35,058	9.8%
Total net sales	$1,528,153	100.0%	$1,346,441	100.0%	$181,712	13.5%
Total gross profit	$434,741		$389,037		$45,704	11.7%
Total gross margin	28.4%		28.9%		(0.5)%

(1)	For the nine months ended September 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

Net Sales

Net sales for the nine months ended September 30, 2018, were $1,528.2 million compared to $1,346.4 million for the nine months ended September 30, 2017, representing an increase of $181.7 million, or 13.5%. Net sales from base business branches contributed $95.1 million, or 7.6%, of the increase which was driven by strong commercial activity, price increases and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined contributed $86.6 million of the increase.

The change in our base business net sales was primarily driven by the following factors:

•	an increase in wallboard net sales of $18.8 million, or 3.8%, primarily due to an increase in average selling price of 2.4% and an increase in wallboard unit volume of 1.4%;
•	an increase in suspended ceiling systems net sales of $20.3 million, or 8.8%, primarily due to continued strong commercial activity and price increases;
•	an increase in metal framing net sales of $38.7 million, or 19.4%, primarily due to an increase in commercial construction activity and price increases; and
•	an increase in complementary and other product net sales of $17.3 million, or 5.3%, primarily due to our continued initiatives to increase complementary product sales.

The table below highlights net sales from our base business and acquired and combined branches:

	Nine Months Ended September 30,		Change
	2018	2017	$	%
(dollars in thousands)
Base business (1)	$1,339,918	$1,244,778	$95,140	7.6%
Acquired and combined (2)	188,235	101,663	86,572	85.2%
Net sales	$1,528,153	$1,346,441	$181,712	13.5%

(1)	Represents net sales from branches that were owned by us since January 1, 2017 and branches that were opened by us during such period.
(2)	Represents branches acquired and existing branches combined with acquired branches after January 1, 2017.

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by major product line:

	Nine Months Ended September 30, 2017	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Nine Months Ended September 30, 2018	Total Net Sales % Change	Base Business Net Sales % Change (1)	Acquired and Combined Net Sales % Change (2)
(dollars in thousands)
Wallboard (3)	$528,556	$18,836	$35,850	$583,242	10.3%	3.8%	94.4%
Suspended ceiling systems	247,921	20,276	20,159	288,356	16.3%	8.8%	113.1%
Metal framing	212,486	38,750	12,783	264,019	24.3%	19.4%	96.7%
Complementary and other products	357,478	17,277	17,781	392,536	9.8%	5.3%	54.5%
Total net sales	$1,346,441	$95,139	$86,573	$1,528,153	13.5%	7.6%	85.2%
Average daily net sales	$7,087	$498	$453	$8,001	12.9%	7.6%	84.7%

(1)	Represents base business net sales increase as a percentage of base business net sales for the nine months ended September 30, 2017.
(2)	Represents acquired and combined net sales increase as a percentage of acquired and combined net sales for the nine months ended September 30, 2017.
(3)	For the nine months ended September 30, 2017, wallboard accessories have been reclassified from “Wallboard” to “Complementary and other products” to conform to the current year presentation.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2018, was $434.7 million compared to $389.0 million for the nine months ended September 30, 2017, representing an increase of $45.7 million, or 11.7%. The increase in gross profit was primarily due to the increase in net sales.

Gross margin for the nine months ended September 30, 2018, was 28.4% compared to 28.9% for the nine months ended September 30, 2017. The decrease in gross margin was primarily due to higher product costs.

Selling, General & Administrative

SG&A expenses for the nine months ended September 30, 2018, were $328.1 million compared to $299.3 million for the nine months ended September 30, 2017, representing an increase of $28.8 million, or 9.6%. As a percentage of net sales, SG&A expenses were 21.5% for the nine months ended September 30, 2018 compared to 22.2% for the nine months ended September 30, 2017. Excluding non-recurring adjustments of $6.9 million and $11.1 million, respectively, SG&A expenses as a percentage of net sales for the nine months ended September 30, 2018 were 21.0% compared to 21.4% for the nine months ended September 30, 2017. The decrease in SG&A expenses as a percentage of net sales was due to our continued focus on operating efficiencies, cost reduction initiatives, and leveraging costs with the increase in net sales.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2018, was $57.0 million compared to $52.7 million for the nine months ended September 30, 2017, representing an increase of $4.3 million, or 8.1%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to September 30, 2017, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the nine months ended September 30, 2018, was $43.0 million compared to $45.1 million for the nine months ended September 30, 2017, representing a decrease of $2.1 million, or 4.7%. The decrease is primarily due to the refinancing of our indebtedness in August 2018, resulting in lower interest rates on outstanding debt.

Loss on Extinguishment of Debt

In August 2018, we completed the refinancing of our Notes to reduce our interest rate. The refinancing resulted in a loss of $58.5 million consisting primarily of deferred financing costs and original issuance discounts, which were written off and a prepayment premium.

Other Income, Net

Other income, net was $0.1 million for the nine months ended September 30, 2018, compared to $13.4 million for the nine months ended September 30, 2017, representing a decrease of $13.3 million, or 99.1%. In the 2017 period, there was a $13.2 million change in the fair value of the embedded derivative related to our Notes. There was no change in the fair value of the embedded derivative in the 2018 period. See Note 4, Derivatives and Hedging Activities, to the condensed consolidated financial statements.

Income Taxes

Income tax benefit for the nine months ended September 30, 2018 was $13.3 million compared to income tax expense of $2.2 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 25.8% compared to 41.2% for the nine months ended September 30, 2017. The difference in the effective tax rates between periods is due primarily to a decrease in the federal statutory rate in 2018 and a higher percentage of non-deductible expenses relative to pre-tax income in 2017.

Net Loss From Continuing Operations

The decrease in net income from continuing operations was primarily due to the loss on extinguishment of debt of $58.5 million.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and in the future we may depend on other debt financings allowed under the terms of the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital need and capital expenditures, which generally range between 1.0% and 1.5% of net sales. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The TRA may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial, negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, or sell assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness, including the 2018 Revolving Credit Facility and 2018 Term Loan Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Our TRA requires that after Lone Star Fund IX (U.S.) L.P., or Lone Star, no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing. The 2018 Revolving Credit Facility and 2018 Term Loan Facility restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of September 30, 2018, we had $305.7 million of outstanding borrowings and $94.3 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. Total liquidity was $104.9 million inclusive of $10.6 million in cash and cash equivalents as of September 30, 2018.

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s pro forma Adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility).  Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is calculated in a similar manner to our calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we owned such acquired companies for the entirety of the Relevant Reference Period. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

The description of the 2018 Revolving Credit Facility set forth above is qualified in its entirety by reference to the 2018 Revolving Credit Facility, a copy of which is filed as Exhibit 10.20 to our Current Report on Form 8-K filed on August 17, 2018.

As of September 30, 2018, the Company was in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility.  The following tables present the Total Net Leverage Ratio as of September 30, 2018:

Four Quarters Ended September 30, 2018
Pro Forma Adjusted EBITDA(1) (in thousands)	$174,734
Consolidated Total Debt(2) (in thousands)	$767,173
Total Net Leverage Ratio	4.39x

(1)

Pro Forma Adjusted EBITDA is used herein instead of “Consolidated EBITDA” to avoid confusion but is calculated in the same manner as Consolidated EBITDA under the 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended September 30, 2018:

Four Quarters Ended September 30, 2018
(in thousands)
Adjusted EBITDA(a)	$167,698
Pro forma adjustments(b)	7,036
Pro Forma Adjusted EBITDA	$174,734

(a)	See this section for the definition of Adjusted EBITDA and the section titled “Non-GAAP Financial Information” for a reconciliation of net (loss) income to Adjusted EBITDA.
(b)

The pro forma adjustments give effect to all acquisitions consummated in the four quarters ended September 30, 2018 as though they had been consummated on the first day of the fourth quarter of fiscal year 2017. Other adjustments are also made to conform to the terms of the 2018 Revolving Credit Facility.

(2)	The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

As of September 30, 2018
(in thousands)
Total gross debt	$755,704
Capital leases	11,469
Consolidated Total Debt	$767,173

Cash Flows

A summary of net cash provided by, or (used in), operating, investing and financing activities is shown in the following table:

	Nine Months Ended September 30,
	2018	2017
(in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(873)	$25,236
Net cash used in investing activities of continuing operations	$(96,771)	$(84,868)
Net cash provided by financing activities of continuing operations	$99,372	$35,935

Operating Activities

Net cash used in operating activities increased by $26.1 million to $0.9 million in the nine months ended September 30, 2018, as compared to $25.2 million provided by operating activities for the same period in 2017. The increase was primarily due to higher working capital requirements of $45.8 million as our business continues to grow.

Investing Activities

Net cash used in investing activities increased by $11.9 million to $96.8 million in the nine months ended September 30, 2018, as compared to $84.9 million in the same period in 2017. The increase was primarily due to lower net working capital adjustments related to acquisitions of $8.1 million, higher capital expenditures of $2.9 million to support the growth in our business and a higher aggregate purchase price of acquisitions of $2.1 million.

Financing Activities

Net cash provided by financing activities increased by $63.4 million to $99.4 million in the nine months ended September 30, 2018, as compared to $35.9 million in the same period in 2017. For the nine months ended September 30, 2018, net borrowings were $125.4 million, which were used to fund business operations and $23.9 million for a prepayment premium and fees related to extinguishing our Notes. For the nine months ended September 30, 2017, IPO proceeds and capital contributions of $166.9 million were used to repay borrowings outstanding under the 2016 ABL Credit Facility.

Tax Receivable Agreement

At September 30, 2018 and December 31, 2017, the TRA liability balance was $135.8 million. There have been no payments related to the TRA from inception to September 30, 2018. The first payment is anticipated to be made on or around December 31, 2018, is estimated to be $15.9 million, and is reflected in current liabilities. Payments related to the TRA are expected to be funded through one, or a combination of the following: existing cash balances, cash flow from operations, or availability under the 2018 Revolving Credit Facility. The discounted present value of the TRA at September 30, 2018, was estimated to be between $85.0 million and $95.0 million. There were no material changes during the nine months ended September 30, 2018, to the estimates of annual payments related to the TRA set forth in the Contractual Obligations Table in the 2017 10-K.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

New Accounting Standards

Please refer to Note 2, Recently Issued Accounting Standards, to the notes to our condensed consolidated financial statements for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended September 30, 2018.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net (loss) income before interest expense, net, loss on extinguishment of debt, income tax (benefit) expense, depreciation and amortization, unrealized losses (gains) on derivative financial instruments, IPO and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as non-cash purchase accounting effects, losses on the disposal of property and equipment, transaction costs, hurricane related costs and management fees. We calculated Pro Forma Adjusted EBITDA as shown in the previous section entitled “Liquidity and Capital Resources,” which is also a non-GAAP financial measure.

Adjusted EBITDA is presented because it is an important metric used by management as one of the means by which it assesses our financial performance. We also believe Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. This measure, when used in conjunction with related GAAP financial measures, provides investors with an additional financial analytical framework that may be useful in assessing our Company and its financial condition and results of operations.

Adjusted EBITDA has certain limitations. Adjusted EBITDA should not be considered as an alternative to net income, or any other measure of financial performance derived in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a liquidity measure because of certain limitations such as:

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

Other companies, including other companies in our industry, may not use these measures or may calculate one or both differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of Adjusted EBITDA to the nearest GAAP measure, net (loss) income:

	Three Months Ended September 30,			Three Months Ended September 30,
	2018			2017
	Reconciliation To Net Loss From Continuing Operations	Reconciliation To Net Income From Discontinued Operations (e)	Reconciliation To Net Loss	Reconciliation To Net Income From Continuing Operations	Reconciliation To Net Income From Discontinued Operations (e)	Reconciliation To Net Income
(in thousands)
Net (loss) income	$(37,553)	$2,772	$(34,781)	$122	$1,277	$1,399
Interest expense, net	12,544	11	12,555	15,028	15	15,043
Loss on extinguishment of debt	58,475	-	58,475	-	-	-
Income tax (benefit) expense	(12,519)	991	(11,528)	239	973	1,212
Depreciation and amortization	19,771	1,561	21,332	18,234	1,495	19,729
Unrealized losses on derivative financial instruments	78	-	78	111	-	111
IPO and public company readiness expenses	-	-	-	519	-	519
Stock-based compensation	633	44	677	203	10	213
Non-cash purchase accounting effects (a)	6	-	6	166	112	278
Loss on disposal of property and equipment	339	8	347	53	(23)	30
Hurricane related costs (b)	(241)	-	(241)	376	54	430
Transaction costs (c)	2,208	386	2,594	1,315	1	1,316
Adjusted EBITDA	$43,741	$5,773	$49,514	$36,366	$3,914	$40,280
Adjusted EBITDA margin (d)	8.1%	7.0%	7.9%	7.8%	5.8%	7.5%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of acquisitions.
(b)

Represents insurance proceeds for hurricane related costs for the three months ended September 30, 2018; represents costs related to payroll and inventory resulting from Hurricanes Harvey and Irma for the three months ended September 30, 2017.

(c)	Represents one-time costs related to our transactions, including fees to financial advisors, accountants, attorneys, other professionals and certain internal corporate development costs.

(d)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

(e)

The operating results reflected above do not fully represent the mechanical insulation segment’s historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the mechanical insulation segment.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018			2017
	Reconciliation To Net Loss From Continuing Operations	Reconciliation To Net Income From Discontinued Operations (f)	Reconciliation To Net Loss	Reconciliation To Net Income From Continuing Operations	Reconciliation To Net Income From Discontinued Operations (f)	Reconciliation To Net Income
(in thousands)
Net (loss) income	$(38,347)	$7,913	$(30,434)	$3,149	$3,439	$6,588
Interest expense, net	42,957	36	42,993	45,058	47	45,105
Loss on extinguishment of debt	58,475	-	58,475	-	-	-
Income tax (benefit) expense	(13,299)	3,169	(10,130)	2,205	2,433	4,638
Depreciation and amortization	56,922	4,637	61,559	52,662	4,490	57,152
Unrealized gains on derivative financial instruments	(56)	-	(56)	(13,045)	-	(13,045)
IPO and public company readiness expenses	89	-	89	4,929	-	4,929
Stock-based compensation	1,512	103	1,615	1,667	287	1,954
Non-cash purchase accounting effects (a)	413	-	413	830	112	942
Loss on disposal of property and equipment	614	42	656	171	31	202
Hurricane related costs (b)	(83)	-	(83)	376	54	430
Transaction costs (c)	4,753	958	5,711	3,635	251	3,886
Management fees (d)	-	-	-	353	-	353
Adjusted EBITDA	$113,950	$16,858	$130,808	$101,990	$11,144	$113,134
Adjusted EBITDA margin (e)	7.5%	7.1%	7.4%	7.6%	5.6%	7.3%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized in cost of goods sold as a result of acquisitions.
(b)

Represents insurance proceeds for hurricane related costs for the three months ended September 30, 2018; represents costs related to payroll and inventory resulting from Hurricanes Harvey and Irma for the three months ended September 30, 2017.

(c)	Represents one-time costs related to our transactions, including fees to financial advisors, accountants, attorneys, other professionals and certain internal corporate development costs.

(d)	Represents fees paid to our former private equity sponsor for services provided pursuant to past management agreements. These fees are no longer being incurred.

(e)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.
(f)

The operating results reflected above do not fully represent the mechanical insulation segment’s historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the mechanical insulation segment.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to the Company’s market risk disclosures set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2017 10-K during the nine months ended September 30, 2018.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Divestitures and discontinued operations could negatively impact our business, require additional attention and resources that could divert our management’s focus from continuing operations, and retained liabilities from businesses that we sell could adversely affect our financial results.

In the third quarter of 2018, we began the process of divesting our Disposed Business and entered into a definitive agreement for the sale on September 26, 2018. Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs and disputes with buyers or third parties, and also require additional management attention that distract from continuing operations even after closing. Divestitures also involve continued financial involvement, as we are required to retain responsibility for, or agree to indemnify buyers against, contingent liabilities related to our Disposed Business, such as lawsuits, tax liabilities, and working condition of assets. Under these types of arrangements, performance by the divested business or other conditions outside our control could affect our future financial results.

Due to the effect of the divestiture of our mechanical insulation business, our historical consolidated financial statements are not comparable to the quarterly consolidated financial statements included in this report and will not be comparable to its future consolidated financial results.

Our quarterly consolidated results of operations included in this report reflect as discontinued operations the results of operations of our mechanical insulation business. The consolidated balance sheets contained in this report include assets of continuing operations as well as the assets held for sale of our mechanical insulation business, and our consolidated statements of cash flows include the cash flows of both our continuing and discontinued operations for the periods presented. Our historical annual consolidated financial statements currently do not reflect reporting of discontinued operations for the mechanical insulation business. Accordingly, they are not comparable to the quarterly consolidated financial statements included in this report or any of our future consolidated financial results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
10.20

ABL Credit Agreement dated as of August  13, 2018 among FBM Alpha LLC, as Holdings, Foundation Building Materials Holding Company LLC, as the Lead Borrower, the Additional U.S. Borrowers party thereto, the Canadian Borrowers party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, RBC Capital Markets, and Suntrust Robinson Humphrey, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.20 on Form 8-K filed with the Securities and Exchange Commission on August 17, 2018).

10.21

Term Loan Credit Agreement dated as of August 13, 2018 among FBM Alpha LLC, as Holdings, Foundation Building Materials Holding Company LLC, as the Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent, and RBC Capital Markets, Goldman Sachs Bank USA, Suntrust Robinson Humphrey, Inc. and Stifel Syndicated Credit LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.20 on Form 8-K filed with the Securities and Exchange Commission on August 17, 2018).

10.22

ABL Intercreditor Agreement dated as of August 13, 2018, among Bank of America, N.A., as ABL Agent, Royal Bank of Canada, as First Lien Term Loan Agent, Foundation Building Materials Holding Company LLC, as Lead Borrower, FBM Alpha LLC, as Holdings, the Subsidiaries of Holdings from time to time party hereto and each other party from time to time party hereto (incorporated by reference to Exhibit 10.20 on Form 8-K filed with the Securities and Exchange Commission on August 17, 2018).

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

FOUNDATION BUILDING MATERIALS, INC.

Date: November 1, 2018	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)