Form 10-K
period 2018-12-31
Foundation Building Materials, Inc.
filed 2019-02-27
CIK 1688941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2018, based upon the closing price of $15.38 of the registrant's common stock as reported on the New York Stock Exchange, was $225.4 million.

There were 42,907,326 common shares outstanding as of February 19, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements," which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, rebates, acquisitions, divestitures, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "approximately," "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	our ability to effectively manage any downturns in the commercial or residential new construction markets and the commercial or residential repair and remodel markets;

•	the consequences of any financial uncertainty and the impact on the markets we serve;

•	our ability to effectively manage any changes in economic, political and social conditions;

•	fluctuating demand for the products and services we offer;

•	our ability to effectively compete in a highly competitive industry;

•
our ability to realize the anticipated financial and strategic goals of future acquisitions or investments, including the identification of acquisition targets and the integration and performance of acquired branches and businesses, including integration of financial systems;

•	our ability to achieve the intended benefits of our acquisitions or divestures, including the realization of synergies;

•	diversion of management’s attention from ongoing business concerns to matters related to acquisitions we may make in the future;

•	our ability to maintain our existing contractual and business relationships;

•	the change in any exclusive rights or relationships we have with suppliers that provide us access to leading brands;

•	a material disruption at our suppliers’ facilities due to weather, environmental incidents, transportation disruption or other operational problems;

•	the effects of laws and regulations, including those governing environmental, health and safety matters, and any new changes to those laws and regulations;

•	our ability to attract and retain key management personnel and other talent required for our business;

•	our exposure to legal claims and proceedings related to our business;

•	our ability to manage the impact of debt and equity financing transactions;

•	our ability to generate a sufficient amount of cash to service our indebtedness and fund our operations;

•	our ability to operate our business under agreements governing certain of our indebtedness containing financial covenants and other restrictions;

•	the effects of incurring a substantial amount of indebtedness under our asset-based lending credit facility and our term loan facility;

•	the volatility of the trading price of our common stock;

•	our relationship with Lone Star and its significant ownership of our common stock; and

•
additional factors discussed under the sections entitled "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as in the other reports we file with the Securities and Exchange Commission, or SEC.

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

PART I

Item 1. Business.

Unless otherwise stated in this Annual Report on Form 10-K, references to “Foundation Building Materials,” “FBM,” “we,” “us,” and “our” refer to Foundation Building Materials, Inc. and its consolidated subsidiaries.

Our Company

We are one of the largest specialty distributors of wallboard, suspended ceiling systems and metal framing in the United States and Canada. We have expanded from a single branch in Southern California in 2011 to more than 175 branches across the United States and Canada as of December 31, 2018, carrying a broad array of more than 30,000 SKUs. Our organic growth initiatives and disciplined acquisition strategy have enabled us to grow rapidly. Our net sales in 2013 were $113.7 million and we reached net sales of over $2.0 billion for the year ended December 31, 2018. Our goal is to be the leading specialty building products distributor by continuing to expand into adjacent and complementary markets.

We distribute wallboard, suspended ceiling systems, metal framing and complementary and other products to our customers. We serve as a critical link between our supplier base and a diverse and highly fragmented set of more than 22,000 customers, which are usually contractors who install these products in commercial and residential buildings for both new construction and repair and remodeling projects.

We have an expansive branch network that serves attractive markets across the United States and Canada. The ability to leverage our branches, together with our organic growth initiatives and disciplined acquisition strategy, has allowed us to drive share gains in the specialty building products distribution market.

We believe that our customers select and trust us because we have the expertise to efficiently and effectively handle and deliver a broad range of product offerings. In addition, we manage the complex logistics required to safely deliver and stock the right products to the appropriate locations at each jobsite. It is critical for our contractor customers to have the correct product when they need it in order to complete their projects on time and on budget. We also provide our customers with technical product expertise, including proper installation techniques for new products. We typically deliver wallboard and other products directly to the floor where it will be installed from the first floor to the penthouse of a major high rise. For ceiling contractors, we carry a wide range of products and have the technical sales expertise to assist our customers in selecting the appropriate acoustical product for their project. Our North American scale gives us the ability to serve contractors and homebuilders that operate across multiple geographic markets. Most of our customer accounts are managed by salespeople and managers who communicate with customers on a regular basis and, as a result, have developed longstanding and trusted relationships.

We have close relationships with our suppliers at the executive, regional and branch levels. We believe we are a distributor of choice for our suppliers due to our scale, nationwide footprint, leading market positions, knowledgeable professionals, high service levels and strong relationships with a broad set of contractor customers. In suspended ceiling systems, we have exclusive distribution relationships in select geographies for certain products. These relationships include contractual exclusivity with Armstrong World Industries, Inc., or Armstrong, a leading manufacturer of suspended ceiling systems in the United States and Canada, and relationship-based exclusivity with USG Corporation, or USG, a leading manufacturer of building products. Armstrong has supported our expansion by renewing our contractual exclusivity or extending our contractual exclusivity into additional territories after we acquired certain companies. This contractual exclusivity makes us the sole distributor carrying Armstrong products in certain markets. We also possess semi-exclusive distribution rights in other markets.

We serve a balanced mix of end markets across the new non-residential construction, new residential construction and non-residential repair and remodel sectors. Our products are used in the new construction and repair and remodel of commercial buildings, single-family homes and multi-family homes. We believe activity in the new construction end markets will remain strong, since new non-residential activity and residential housing starts in the United States remain below historical averages.

The table below summarizes our major product categories, including percentage of net sales, applications and end markets.

Our Products
		Wallboard	Suspended Ceiling Systems	Metal Framing	Complementary and Other Products
% of net sales for the year ended December 31, 2018		38.2%	18.6%	17.7%	25.5%
% of net sales for the year ended December 31, 2017		39.2%	18.4%	15.7%	26.7%
Applications		Interior walls and ceilings	Suspended ceiling systems including suspension grid, ceiling tile, panels and architectural specialties	Wallboard structural support, typically sold as part of a package with wallboard or suspended ceiling systems	Safety accessories and fasteners, tools, stucco, insulation and exterior finishing systems
	New Non-Residential	✓	✓	✓	✓
Primary End Markets	New Residential	✓			✓
	Non-Residential, Repair and Remodel	✓	✓	✓	✓

We were founded in 2011 by our President and Chief Executive Officer Ruben Mendoza, our Chief Financial Officer John Gorey and one of our Regional Vice Presidents, Tom Fischbeck. Mr. Mendoza previously served as Chief Executive Officer of Acoustical Material Services where he oversaw the successful growth of the company before it was acquired by Allied Building Products in 2007. In founding our company, Mr. Mendoza applied a proven customer-centric operating model that combines strong organic growth with an effective acquisition and integration program across a fragmented industry. In November 2013, we strengthened our management team with the addition of our Chief Operating Officer, Pete Welly, who has over 35 years of experience in our industry. Many members of our management team have spent the majority of their careers in the wallboard and suspended ceiling systems distribution industry. As a result, we have long and close personal relationships with many of the private owners of wallboard and suspended ceiling systems distributors, and our acquisitions generally have been completed on a privately negotiated, non-auction basis. Since 2013, the majority of senior level leaders who have sold us their businesses have elected to stay on as active employees and are often our best references to other owners considering a sale to us.

On October 9, 2015, 100% of the outstanding equity of FBM Intermediate Holdings LLC was acquired by investment funds, or affiliates of investment funds, advised, managed or controlled by Lone Star Fund IX (U.S.) L.P., which we refer to in this Annual Report on Form 10-K together with certain of its affiliates and associates (excluding us and other companies it owns as a result of its investment activities), as Lone Star, along with certain members of management for approximately $560.0 million.

Our acquisition activity is described in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the accompanying consolidated financial statements.

Recent developments

On November 1, 2018, we completed the sale of our Mechanical Insulation segment, or the Disposed Business, to SPI LLC, an unrelated third party controlled by Dunes Point Capital and its associated funds, for approximately $122.5 million (subject to certain adjustments). As a result of this sale, FBM operates in one segment. For the year ended December 31, 2018, the Disposed Business met the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, we reclassified the results of operations and the cash flows of the Disposed Business to discontinued operations in our consolidated statements of operations, statement of financial position, and consolidated statements of cash flows for all periods presented.

Our Competitive Strengths

Market leader with significant size and scale advantages

Our coast-to-coast footprint enables us to distribute our comprehensive product offerings to a large, diverse set of customers and provides us with significant economies of scale that we believe give us cost advantages versus our smaller competitors. As a leading specialty building products distributor, we are able to negotiate volume discounts and preferential pricing terms with our key suppliers. As we continue to grow, we believe we will realize additional cost savings and other benefits from scale. We have also been able to realize procurement discounts on our large fleet of over 2,500 vehicles, and we leverage this fleet to handle the logistical complexities of large scale specialty building products distribution, and to realize operational cost advantages from economies of scale. Additionally, our local market scale adds route density, which increases our profit margins. We believe our consolidated information technology systems and centralized administrative functions, which are shared nationally across our platform, generate additional operating cost efficiencies.

Proven operating model

We believe that our national operating model supported by local market expertise, entrepreneurial and customer-centric culture, acquisition and integration expertise and strong national brand has established us as the distributor of choice for leading suppliers and over 22,000 customers across certain construction-related end markets. Our management team originally utilized elements of this operating model while successfully growing prior companies and has applied those elements to our business. Since our inception, we have invested heavily in identifying, recruiting, training and retaining highly dedicated employees. We invest in ongoing talent development and focus on rewarding performance based on profitability goals instead of pursuing sales growth at the expense of profit margins.

Our technology infrastructure and "One Company" platform allows us to manage our information technology efficiently. We have established a broad, integrated business platform that allows our branch network to leverage a centralized enterprise resource planning, or ERP, system and other back office support functions to minimize costs, while retaining important and timely decision-making authority at the local level where we conduct business with our customers and can tailor our service and product offerings to their needs. This autonomy at the local level has fostered our entrepreneurial culture, while our national infrastructure support allows employees to focus on customer-first solutions.

Local market excellence

We are a North American company focused on supplying the local building material needs of each geographical area we cover according to climate, building codes, customer preference and other considerations. We believe that we are able to maintain our local market excellence due to our longstanding customer and supplier relationships in local regions, dependable customer service, brand recognition and market-specific product offerings that cater to local trends and preferences. We actively track local and regional construction opportunities for our customers to help drive business for both them and ourselves, and our senior executives complement the local sales efforts by maintaining key relationships with major national and regional accounts. We seek to cultivate an entrepreneurial culture and empower branch managers with the independence and authority to make important business decisions locally under the FBM brand. We believe that this attracts highly dedicated employees who endeavor to provide our customers with local market expertise and dependable customer service that differentiates us from our competition. Our goal is to be the distributor of choice for our customers in all of the local markets we serve.

Strong customer relationships

We sell to a diverse and highly fragmented base of over 22,000 customers, including commercial, residential and other specialty contractors. In addition to local contractors, we maintain regional relationships with regional non-residential construction companies and leading national homebuilders. Most customer accounts are serviced by managers and salespeople who communicate regularly with these accounts and have developed meaningful relationships over many years. We believe customer loyalty has been established through our high-quality customer service and technical support, strong logistics capabilities, trade credit offerings, exclusive relationships with key suppliers in critical markets and product expertise across our comprehensive selection of premier products and brands. We are able to safely and efficiently deliver products to our customers at the right time and in the specified location. Based on our customer surveys, contractors often prioritize on-time delivery over price as they consider the negative repercussions that project delays create, particularly increased labor costs. We have an integrated delivery, dispatch and order tracking system that allows us to optimize routes and create efficiencies. Optimization of delivery and dispatch results in lower costs for both delivery and fleet management. Additionally, for many of our products, we facilitate purchasing relationships between suppliers and our highly fragmented customer base by providing technical product knowledge, educating contractors on proper installation techniques for new products, enabling local product availability and extending trade credit.

Longstanding relationships with leading suppliers

We maintain longstanding relationships with a base of over 3,000 suppliers for whom we provide a direct channel to a large, diverse customer base across our national footprint. We are one of the largest customers for several of our top suppliers across the wallboard, suspended ceiling systems and metal framing product categories. We believe suppliers are attracted to our scale, consistent growth, nationwide footprint, leading market positions, knowledgeable professionals, local market expertise, quality customer service and strong relationships with a broad set of contractors. All key supplier relationships are led by our executive management team to foster long-term growth and maximize national pricing programs. We have access to leading brands and maintain exclusive distribution relationships to sell key products, such as suspended ceiling systems, in selected markets. Interior contractors often purchase wallboard and suspended ceiling systems from the same distributor, and our experience suggests carrying a ceilings product line helps to drive sales of wallboard and complementary products. We believe that our suppliers view us as a key facilitator to market and grow their businesses. We regularly discuss both acquisitions and greenfield expansion with our key suppliers, who may proactively recommend expansion opportunities to us.

Demonstrated ability to identify, execute and integrate acquisitions

Our management team has built our company from a single branch in 2011 into one of the leading specialty building products distributors in the United States and Canada. Since 2013, we have completed over 30 acquisitions and believe that the large, highly fragmented nature of our market and our reputation throughout the industry provides us access to a robust acquisition pipeline at attractive valuations that will continue to supplement our strong, organic growth. Our acquisitions generally have been initiated through our senior management team’s business relationships developed over their many years in the industry, and we believe we have become a buyer of choice for owners of specialty distribution companies because we offer them the opportunity to gain liquidity while remaining involved in the active management of their businesses going forward. This has led to a substantial pipeline of potential acquisition candidates that management is continuously cultivating. We have dedicated integration leaders who work closely with acquired branch personnel to unify acquisitions under a single brand with a common ERP system. We consolidate our acquired companies’ purchasing into our supplier purchasing programs, which generally have more advantageous terms due to our greater scale. We typically integrate each acquired company into our back office accounting, human resources and IT systems within 90 days of closing.

Post-acquisition, we transition acquired companies exclusively to the FBM brand, and we have typically achieved additional cost savings from branch consolidations and the elimination of redundant overhead costs. Our acquisitions have historically realized purchasing synergies almost immediately by taking advantage of our volume discounts. Since 2013, many of the owners and senior management of companies that we have acquired have elected to remain employed with us post-acquisition which has proven to be successful to help ensure smooth transitions in the successful operation of the acquired businesses.

Experienced management team with strong track record of growth

Our management team, including our senior management and vice presidents, collectively have an average of over 25 years of industry experience. Our founder, President and Chief Executive Officer Ruben Mendoza, is an accomplished leader with over 25 years of industry experience. Our Chief Financial Officer John Gorey brings over 30 years of industry experience, our Chief Operating Officer Pete Welly brings over 35 years of industry experience and our Senior Vice President of Sales & Marketing Kirby Thompson has been working in the industry for over 35 years. By fostering an entrepreneurial and customer-centric culture and a proven ability to quickly and effectively integrate acquisitions under a common brand, this team has built FBM from a single branch into one of the leading specialty building products distributors in the United States and Canada.

Our Business Strategy

Our objective is to strengthen our competitive position, achieve profitable growth that exceeds market rates and increase stockholder value through the following key strategies:

Continue to drive organic growth through strategic initiatives

We believe there are significant opportunities to continue to expand our existing geographic footprint by opening greenfield branches, expand our product offerings to existing customers and target new customers.

•
Expand product offerings across all branches.    Our management team has identified opportunities in several of our regions for product line growth and expansion. We offer a number of products that are complementary to our wallboard sales including tools, fasteners and wallboard accessories, stucco, plaster, insulation and fiberglass reinforced panels. We believe there is opportunity for additional expansion of our complementary product sales. We monitor sales of our complementary products and look for opportunities to introduce new products across our entire network that have been successful in a subset of our branches.

•
Target new customers and increase share with existing customers.    We believe our scale and supplier relationships allow us to more efficiently offer a full suite of products than many of our competitors. We believe these advantages help us win new customers, and we have a proven track record of growing customer relationships and expanding wallboard market share. We plan to continue this growth by leveraging our experienced and driven sales force of more than 245 field sales personnel who develop new customer relationships at the local level. We also believe our product breadth, extensive operating experience, technical knowledge and specialized delivery fleet will allow us to continue to capture new customers and expand our sales to those customers over time. We offer a mobile application that allows our customers to easily access critical information, such as order and delivery status, which we believe will further enhance our customers' relationship with our platform.

•
Grow by selectively opening new branches.    We believe that significant opportunities exist to continue to expand our geographic footprint by opening new branches that are adjacent to our existing operations. A greenfield branch has historically required up to $0.8 million in capital expenditures to open and typically generates positive cash flow within one year. On average, our greenfield branches return on invested capital is over 20% by year three. Key steps in the greenfield process include identifying growth markets where current customers or suppliers have identified a market need that we can support, conducting a market assessment, determining branch staffing and sales force, and developing a comprehensive forecast to determine if the location can meet profitability targets. In 2018, we opened five greenfield branches, and in 2019, we plan to open four to six greenfield branches.

Continue to expand and strengthen existing relationships with key suppliers

We believe our established relationships with market-leading suppliers serve as a key competitive advantage and support continued volume growth and purchasing power. Our suppliers benefit from our position as a single point of contact to over 22,000 customers and our ability to market and introduce new products efficiently and on a national scale. We maintain exclusive and semi-exclusive distribution rights with certain suppliers in certain key markets. We believe that expanding our relationships with suppliers, whether by adding more exclusive products or expanding exclusivity into new regions, further accelerates our growth. Additionally, our suppliers are critical partners in our growth, and we regularly discuss potential greenfield branches with them, with suppliers sometimes proactively identifying expansion opportunities for us.

Enhance financial performance through improved operational efficiencies

We believe we have the potential for continued operating margin improvement through operational initiatives including optimizing pricing, improving fleet utilization, maximizing working capital efficiency from inventory and accounts receivable management, and strategic procurement processes. In addition, as our end markets continue to grow, we expect to generate higher operating margins on incremental volume as we leverage our fixed costs across our existing footprint.

We strive to continuously improve our operational efficiency and are currently pursuing a number of initiatives to drive operating margin expansion, including efforts to:

•	Monitor critical daily metrics to improve branch efficiencies, including overtime, revenue per truck and revenue per employee;

•	Leverage the "Track My Truck" feature on the FBM mobile application to provide real time delivery status for customer deliveries;

•	Use our GPS truck-tracking system throughout our business to reduce fleet costs, improve route planning and provide required electronic driver logs; and

•	Leverage our increased investment in electronic data interchange to improve efficiency for both the purchasing and accounts payable teams.

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

Continue to be a leading industry consolidator

From 2013 through the end of 2018, our management team has identified and closed over 30 acquisitions. We have successfully integrated all of these acquisitions. We believe our national footprint, market leadership, entrepreneurial culture and ability to retain key leadership makes us an attractive buyer. We are generally selective and pursue acquisitions that both expand our footprint and generate synergies. We have a dedicated team of professionals to manage the acquisition and integration process. Due to the large and highly fragmented nature of our market and our reputation throughout the industry, we believe that we have access to a robust acquisition pipeline at attractive valuations that will continue to supplement our organic growth. We will also consider expansion into complementary specialty distribution markets through acquisitions.

Focus on culture and continuous improvement

We believe that our employees are one of the key drivers of our success, and we intend to continue to recruit, train, promote and retain entrepreneurial and successful people. We believe that we have created a culture where our people feel valued and supported and see that their efforts are instrumental to our continued success. We are focused on providing our employees with regular training and development to improve customer service, workplace safety and job satisfaction. We implemented "FBM University" to provide our employees with extensive training and development programs, utilizing new learning management systems and in-person training programs, which we view as essential for new hires and the development of existing employees. We also selected and implemented a new Learning Management System, or LMS, that is user friendly, easily modified, fully compatible with our other existing programs and systems, and cost effective. We invested substantially in leadership training and team building through our annual "Key Leaders Summit" meeting. By improving our employees’ knowledge base and sharing best practices, we are able to empower our people to better serve our customers.

Commitment to safety

Our commitment to safety is one of our core foundational values. This effort begins immediately with new employees through a comprehensive onboarding orientation that focuses on safety awareness, risk identification and other essential safety protocols. Training is delivered through a variety of media, including our LMS and classroom settings, so that managers can employ the method that fits the employee’s needs.

Our Products

We are a leading specialty distributor of a diversified mix of building products, including wallboard, suspended ceiling systems, metal framing, and complementary and other products. We are one of the largest wallboard and suspended ceiling systems distributors in the United States and Canada based on our 2018 net sales. We provide customers with comprehensive product offerings, with over 30,000 SKUs. Our product breadth, combined with our commitment to quality customer service, has solidified our position as a supplier of choice. Our diversified product offerings provide balanced exposure to several construction end markets.

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

Suspended ceiling systems

Suspended ceiling systems and grid help ensure and enhance the integrity, protection and decorative finishing of interior spaces. The ceilings product line consists of a higher number of specialized SKUs and less product standardization than the wallboard market. We believe ceiling product availability often pulls in additional business to our branches, as contractors often look to source additional interior products from a single distributor. The ceilings industry has enjoyed price stability through various cycles. Commoditization risk is limited as customers often seek specific design and aesthetic characteristics unique to their space. The market is characterized by high manufacturer concentration. Ceilings are sold into both non-residential repair and remodel and new non-residential construction markets.

We maintain exclusive distribution rights in certain markets with Armstrong, a leading manufacturer of suspended ceiling systems, in the United States and Canada. Armstrong’s products are highly sought after by designers, contractors, builders and distributors. We have exclusive distribution rights for Armstrong ceilings in multiple markets across seven states and six Canadian provinces and non-exclusive distribution rights with Armstrong in multiple markets across twenty-five states and two other Canadian provinces. Armstrong closely oversees the marketing of its products, and generally grants distribution rights to only one or two companies in a given market. In addition, we have relationship-based exclusivity with USG, a leading manufacturer of building products in select markets in three states and non-exclusive relationships with USG in select markets across two states.

Metal framing

We provide metal framing and other framing products for multiple uses, including interior partitions and load bearing walls. We source our products from local, regional and national manufacturers in accordance with building standards and codes. Commercial contractors typically purchase these materials with wallboard, suspended ceiling systems, insulation and other related building products from us as part of a commercial package.

Complementary and other products

We offer complementary and other products, tools and accessories such as wallboard accessories, stucco and finishing systems, safety accessories, fasteners, insulation, doors and roofing products. Certain products are provided on a regional basis to address local preferences. These complementary products allow us to provide a full suite of products across our entire business, enhancing our margins and creating value for our customers.

Wallboard accessories are generally sold as a package in conjunction with wallboard and include most products used for the installation and finishing of wallboard. Key wallboard accessories include joint compounds, trims, tapes and various other accessories.

Customers and Suppliers
Customers

We sell to a diverse and highly fragmented base of over 22,000 customers, including commercial, residential and other specialty contractors. In addition to local contractors, we maintain strong relationships with regional construction companies and leading national homebuilders. Most customer accounts are serviced by managers and salespeople who communicate regularly with these accounts and have developed meaningful relationships built over many years. During the years ended December 31, 2018 and 2017, there were no customers that exceeded 10% of net sales.

Suppliers

We maintain longstanding relationships with a base of over 3,000 suppliers, with no single supplier accounting for more than approximately 15% of our purchases for the years ended December 31, 2018 and 2017. We are one of the largest customers for several of our top suppliers across wallboard, suspended ceiling systems and metal framing. We believe that suppliers find our scale, nationwide footprint, leading market positions, knowledgeable professionals, local market expertise, quality customer service and strong relationships with a broad set of contractors attractive. We have strong relationships with leading wallboard, suspended ceiling systems and metal framing manufacturers, and we are able to provide them with a direct channel to a large, diverse customer base and a national footprint.

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

We employ both inside sales and field sales personnel. Inside sales personnel primarily service customers at the branches, by phone or email, while field sales personnel primarily sell to customers face-to-face. These representatives are responsible for driving new customer sales and maintaining, as well as growing, existing customer relationships. Our executives complement the local sales efforts by continuing to maintain key relationships with major national and regional accounts while sharing their significant experience with various sales organizations and reinforcing a customer-centric philosophy. We also coordinate closely with our major suppliers to optimize specific sales strategies. In addition to providing customer relationship support, our executive team also coordinates the go-to-market strategy and provides ongoing job and product training. Given the importance of strong local relationships, we thoroughly vet the strength of an acquisition target’s long-term customer relationships. Our management views these local relationships and the sales team of any acquired company to be critical to a successful integration.

We employ various marketing strategies to reach our customers in the most efficient and effective manner. We market our products and services through our website, mobile app, sample kits, advertisement materials and trade shows. Employees are encouraged to participate in industry associations as another point of customer connectivity. Certain employees are members and have served as officers and directors of numerous industry associations, including the Association of the Wall and Ceiling Industry, Ceilings & Interior Systems Construction Association, EIFS Industry Members Association and selected other regional associations. Furthermore, we sponsor a number of annual conventions and trade shows. Management believes that some of our most effective marketing is "word-of-mouth" given our reputation for high-quality products, superior customer service, product expertise and stellar delivery performance. We also benefit from the marketing and brand strength of several key suppliers, especially those with whom we hold exclusive or semi-exclusive arrangements.

Employees

As of December 31, 2018, we had approximately 3,400 employees, 206 of whom were unionized. We enjoy a strong relationship with our employees, including our unionized employees. We have not experienced a work stoppage, and we currently have no ongoing labor disputes.

Health and Safety

We approach health and safety through an operationally driven safety program utilizing a common approach that encourages the sharing of best practices across the specialty building products distribution industry. Our safety practices have an operational focus and we work closely with all levels of management on developing and managing our company-wide safety program. We have a strong management commitment to safety from our Chief Executive Officer and Chief Operating Officer to the branch operating level. We have a clearly defined safety structure that includes dedicated Regional Safety Coordinators to drive harmonization of safety protocols across the entire branch network. The Regional Safety Coordinators support branch Safety Champions whose duties are integrated as a shared responsibility within their operations role. Through branch ownership of the safety program, the Safety Champion works with their local management and Regional Safety Coordinator on day-to-day safety issues including incident reporting and investigation, inspections and training needs. Through our internal protocols and safety training programs, we strive to be an industry leader in developing and promoting a strong safety culture. The effort begins immediately with new employees through a comprehensive orientation that focuses on safety awareness, risk identification, hazard communication and other essential safety protocols. We deliver training through a variety of media, including our LMS modules, hands on training and classroom settings. Our employees share the responsibility to work in a manner that safeguards themselves, their coworkers and the communities they serve. We work diligently with our employees and continually advocate adherence to the highest safety standards. Management’s expectations and policy toward safety is clearly communicated and is supported by our "Safety Absolutes," which are key rules that all of our employees are required to follow.

Competition

We compete primarily against other specialty building product distributors, as well as big-box retailers and lumberyards. Among specialty building products distributors, we compete against a small number of large national distributors and many small, local, privately owned distributors. Our remaining competitors are generally smaller regional and local firms, many of which we view as attractive acquisition opportunities. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; timely and comprehensive delivery capabilities; pricing of products; and availability of credit to customers.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products we sell are exposed to outdoor elements during delivery or installation. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations. Our shipment levels also follow activity in the construction industry, which typically increases in the more moderate seasons of spring, summer and fall.

Government Regulations

Although we are not engaged in a "regulated industry," we are subject to various federal, state and local government regulations applicable to the business generally in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, work place safety, transportation, zoning and fire codes. We believe we are in compliance in all material respects with applicable laws, codes and regulations.

Available Information

Our website address is www.fbmsales.com. Information contained on, or incorporated by reference to, our website does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The construction industry is cyclical and significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of our direct and indirect customers and suppliers, and, therefore, our margins, earnings, orders and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, such as California, Arizona, Texas and Florida, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions may have an adverse effect on the results of operations and financial condition of us or our customers, distributors and suppliers. A shortage of labor in the construction industry could also have an impact on our financial results.

Our sales depend upon the commercial new construction market and the commercial repair and remodel market.

We cannot predict the duration of the current market conditions or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Weakness in the commercial construction market and the commercial repair and remodel market would have a material adverse effect on our business, financial condition and operating results. Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential markets. If participants in these industries postpone spending in response to tighter credit, negative financial news and declines in income or asset values or other factors, this could have a material negative effect on the demand for our products and services, and on our business, financial condition and results of operations.

Homebuilding activity and the mortgage markets affect the demand for products we distribute, which in turn affects our business condition.

The distribution of our products, particularly wallboard, to contractors serving the residential market represents a significant portion of our business. Wallboard demand is highly correlated with housing starts. Housing starts and repair and remodel activity, in turn, are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, mortgage and other interest rates, foreclosure rates, geographical shifts in the population and other changes in demographics, the availability of land, local zoning and permitting processes, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in any of these factors, many of which are beyond our control, could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.

Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained. If the residential construction industry experiences weakness and a reduction in activity, our business, financial condition and operating results could be significantly and adversely affected.

Our business relies on private investment and a slower than expected economy may adversely affect our results.

A significant portion of our sales are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by our customers’ ability to finance projects. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and nonresidential projects do not increase, sales of our products and related services may decline and our financial position, results of operations and liquidity could be materially adversely affected.

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

Because we depend on certain of our customers to repay extensions of credit, if the financial condition of our customers declines, our credit risk could increase as a result. In a slow economy, there is a likelihood that we will not be able to collect on certain of our accounts receivable from our customers. Significant contraction in the commercial and residential construction markets, coupled with limited credit availability and stricter financial institution underwriting standards, could adversely affect the operations and financial stability of certain of our customers. For example, we experienced payment delays and defaults from some of our customers during the recent economic downturn and subsequent slow recovery. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, which would in turn negatively impact our net income.

Within our local markets, we operate in a highly competitive industry and any failure to effectively compete could have a material adverse effect on us.

The United States and Canadian construction industries are highly fragmented with a large number of independent specialty building products distributors in a number of our markets. Additionally, in most markets, we compete against diversified distribution companies, which may be larger and have broader product lines. Competition with competitors that have greater financial resources and are better capitalized than us could lead to lower prices, lower sales volumes, and higher costs in some markets, negatively affecting our financial position, results of operations, and liquidity.

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

The trend toward consolidation in our industry and across the building markets sector as a whole could cause markets to become more competitive as greater economies of scale are achieved by distributors that are able to efficiently expand their operations. We believe these factors could result in fewer overall distributors operating multiple locations. There can be no assurance that we will be able to continue to execute our acquisition growth strategy, and any failure to do so may make it more difficult for us to maintain or increase our economies of scales, including the level of incentives we receive from suppliers, and adversely affect our operating margins. Consolidation could also increase the competition for acquisition targets in our industry, resulting in higher acquisition costs and prices.

The success of our business depends, in part, on our ability to execute on our greenfield branch and acquisition strategy.

A significant portion of our historical growth has occurred through acquisitions, and our business plan provides for continued growth through acquisitions. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions, including both smaller acquisitions and larger acquisitions that would be material to our business and results of operations. We regularly make, and we expect to continue to make, acquisition proposals, and we may enter into letters of intent for acquisitions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on acceptable terms. In addition, even if we consummate an acquisition, there is no assurance that it will result in enhanced value for our stockholders. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Our recent growth and our acquisition strategy have placed, and will continue to place, significant demands on our management’s time, which may divert their attention from our business, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

We also supplement our organic growth through the establishment of greenfield branches. We are generally contemplating several potential locations at any one time, but we cannot guarantee that we will be able to secure the real estate, personnel or financing to open additional greenfield branches. In addition, even if we are able to establish new greenfield branches, there is no guarantee that we will realize the expected value from these decisions.

Our acquisition strategy exposes us to significant risks and additional costs.

Acquisitions also involve risks that the businesses acquired will not perform as expected and that business judgments concerning the value, strengths and weaknesses of acquired businesses will prove incorrect. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, product liabilities, asbestos liabilities, environmental liabilities, pension liabilities and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of customer or vendor relationships or certain acquired assets such as inventory and goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, products, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Large or a number of smaller acquisitions may also require that we incur additional debt to finance the transaction, which could be substantial and impose operational or financial restrictions on our business and result in debt service costs. Acquisitions can also involve post-transaction disputes with the counterparty regarding a number of matters, including purchase price, inventory or other working capital adjustment, environmental liabilities or pension obligations. If any of these risks were to occur, our financial position, results of operations and liquidity may be adversely affected.

Any inability to successfully integrate our recent or future acquisitions could have a material adverse effect on us.

Acquisitions will require the integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business, or may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

•	diverting the attention of our management and that of the acquired business;

•	merging or linking different accounting and financial reporting systems and systems of internal controls;

•	merging computer, technology and other information networks and systems;

•	assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures;

•	consolidating locations in a timely and efficient manner;

•	incurring or guaranteeing additional indebtedness;

•	disrupting our relationship with or loss of key customers, suppliers or personnel;

•	interfering with, or loss of momentum in, our ongoing business or that of the acquired company; and

•	delays or cost-overruns in the integration process.

Any of our acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our business and lead to substantial additional costs. Our inability to realize the anticipated benefits of an acquisition or to successfully integrate acquired companies, as well as other transaction-related issues could have a material adverse effect on our business, financial condition and results of operations.

In addition, possible future acquisitions or dispositions may trigger a review by the U.S. Department of Justice, or the DOJ, and the U.S. Federal Trade Commission, or the FTC, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity.

An impairment of goodwill could have a material adverse effect on our results of operations.

Acquisitions frequently result in the recording of goodwill and other intangible assets. At December 31, 2018, goodwill represented 36.8% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting unit, which is consistent with our operating and reportable segment. The estimate of fair value of the reporting unit is based on the best information available as of the date of the assessment and incorporates management's assumptions about expected future cash flows and other valuation techniques. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. We cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results.

The loss of, or a significant decline in business with, one or more of our suppliers, or the development of alternatives to distributors in the supply chain, could adversely affect our business, financial condition, results of operations and cash flows.

Most of our sales are reliant upon maintaining our agreements and other relationships with suppliers of building products including wallboard, suspended ceiling systems and metal framing. Some of these relationships with key suppliers, including Armstrong, provide us with exclusive distribution rights in certain areas while others provide us with access to leading brands in many of our key markets. The loss of distribution rights with any of our key suppliers would have a material adverse impact on our sales and profitability. In addition, many of our suppliers could grant distribution rights in semi-exclusive markets to a competing distributor at any time, which could lead to a loss of market share in these markets, a loss of the share of a customer’s spend related to such products and a reduction in net sales. We cannot assure you that the current level of business with our suppliers can be maintained or that sales and profit will remain at or near current levels.

In addition, our customers could begin purchasing more of their product needs directly from manufacturers, which would result in decreases in our net sales and earnings. Our suppliers could invest in infrastructure to expand their own sales forces and sell more products directly to our customers or could seek out new distribution partners. These changes in the supply chain could adversely affect our financial condition, operating results and cash flows.

If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our gross margins and income could be materially adversely affected.

Many of our products are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on the volume of our purchases. Such arrangements generally require us to purchase minimum quantities in certain geographies or product categories and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the costs of our products, and we manage our business to take advantage of these programs. When assessing the desirability of acquisitions, we consider the effects of such acquisitions on our ability to qualify for rebates. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we are unable to qualify for these rebates, are unable to renew rebate programs on desirable terms or are unable to obtain the expected rebate benefits of our acquisitions, or a supplier materially reduces or stops offering rebates, our costs could materially increase and our gross margins and income could be materially adversely affected.

A material disruption at one of our suppliers’ facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or facility damage at our suppliers, including one of the major wallboard suppliers, could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income. Because we purchase from a limited number of wallboard manufacturing facilities, the effects of any particular shutdown or facility damage could be significant to our operations as a whole and pronounced in the markets near the facility affected.

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

Construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters typically result in higher activity and sales levels during those quarters. The first quarter typically has lower levels of activity due to inclement weather conditions. In particular, the activity level during the second quarter has historically varied greatly with variations in temperature and precipitation.

Most of our facilities are held under long-term, non-cancelable leases and a substantial number of such properties are leased from the former owners of acquired businesses. The interests of such lessors may be in conflict with our interests and we may be unable to renew leases on favorable terms or at all.

Most of our facilities are leased pursuant to lease agreements that generally are non-cancelable and have initial terms ranging from three to 20 years, with options to renew for specified periods of time. In addition, a substantial portion of such facilities are leased from former owners of businesses we have acquired, and our relationships with such lessors could be adversely affected by unrelated business decisions or conflicts arising from such acquisitions. We cannot assure you that we will be able to renew our current or future leases on favorable terms or at all. In addition, if we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.

Any significant fuel cost increases or shortages in the supply of fuel could disrupt our ability to transport and distribute our products to customers, which could adversely affect our results of operations.

We currently use our own fleet of owned and leased vehicles to transport and distribute our products to our customers. The cost of fuel for these vehicles is largely unpredictable and has a significant effect on our business and results of operations. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions, as well as hurricanes, floods and other weather-related events may cause the price of fuel to increase. A rise in fuel prices could make it unprofitable for us to service certain customers or regions. Significant increases in the cost of fuel or disruptions in the supply of fuel could materially adversely affect our business, sales and results of operations.

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

While we believe our relationships with our employees are generally good, a failure to maintain good relationships with our employees could have a material adverse effect on us. A work disruption or stoppage at one of our branches could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. As of December 31, 2018, approximately 5.9% of our workforce were members of unions. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. We had approximately 3,400 employees as of December 31, 2018. Various federal and state labor laws govern our relationships with our employees and affect our operating costs. These laws relate to, among other things, employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements. As our employees may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. In addition, we sometimes must compete for employees with necessary skills and experience or in tight labor markets which can also increase costs. Any such cost increases could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We purchase certain products, including wallboard, suspended ceiling systems, metal framing and other specialty building materials, from manufacturers which are then sold and delivered to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and make purchasing decisions accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential building and home repair and remodel industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Increases in the market prices of certain building products, such as wallboard, suspended ceiling systems and metal framing, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In addition, we may not be able to pass along increases in product costs through to our customers, which would put downward pressure on our margins. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and operating results.

A failure to implement or integrate, or a disruption in, our information technology systems could adversely affect our business and results of operations.

Integration of our acquisitions has required and will continue to require, significant attention from our employees and substantial resources. Among other matters, we are faced with migrating acquired companies’ information related to purchasing, sales, inventory management and rebates to our systems or, in some cases maintaining multiple systems for a period of time.

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

We could be subject to cybersecurity risks, information technology interruptions, and business continuity risks.

Our cybersecurity and processing systems, as well as those of our third-party providers may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also be impacted by breaches of our third-party processors. Although no breaches have had a direct, material impact on us, we are unable to predict the direct or indirect impact of any future attacks to our business.

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. The security measures and procedures we, our clients and third-party service providers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyberattacks, or system failures. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.

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

We distribute products in Canada, and we are therefore subject to a number of risks specific to this country and may become subject to risks specific to countries where we complete acquisitions. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in United States dollars with international transactions being translated into United States dollars. There can be no assurances that any of these factors will not materially impact our production cost or otherwise have a material adverse effect on our business, financial condition and results of operations.

We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products, as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we distribute are alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health, safety or other laws. Product liability claims have included and may in the future include allegations of personal injury related to asbestos-containing products, defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties.

We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we distribute, and the services we provide, either directly or through third parties. If any claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the wallboard, suspended ceiling systems, metal framing and other products we sell or distribute. Since we do not have direct control over the quality of such products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their subcontractors and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business and the results of our operations.

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

Operating hazards, such as unloading heavy products, operating large machinery and driving hazards, which are inherent in our business and in some cases outside of our control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts are accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than using working capital to maintain or expand our operations.

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

Risks Relating to Our Indebtedness

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, give creditors secured claims to any collateral securing the debt, and restrict us from making certain strategic decisions.

Our business is leveraged. As of December 31, 2018, the aggregate principal amount of our credit facility related debt was approximately $596.0 million, which was comprised of $146.0 million under our asset-based lending facility, or 2018 Revolving Credit Facility, and $450.0 million under our term loan, or 2018 Term Loan Facility. Additionally, we may borrow additional funds under our 2018 Revolving Credit Facility, and increase the borrowing capacity thereunder. We may also seek to refinance our credit facilities or borrow additional amounts under new credit arrangements.

Our degree of debt leverage could have important consequences for you, including:

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

•	exposing us to the risk of increased interest rates on our borrowings under our 2018 Revolving Credit Facility, which is at variable rates of interest;

•	restricting us from making certain strategic decisions due to operational covenants;

•	causing us to incur expenses relating to the hedging of our variable interest rate exposure;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged.

Our ability to make payments on debt, to repay existing indebtedness when due and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described in this Annual Report on Form 10-K.

Borrowings under our 2018 Revolving Credit Facility are at variable rates of interest and allow certain borrowings in Canadian dollars, which may expose us to interest rate and currency risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Additional financing, if required, may not be available on commercially reasonable terms, if at all. In addition, our ability to borrow under our 2018 Revolving Credit Facility is subject to our ability to satisfy significant conditions.

Despite our current level of indebtedness, we and our subsidiaries may incur more debt.

We and our subsidiaries may incur significant additional indebtedness in the future. For example, we expect to incur additional indebtedness in connection with future acquisitions. Although the credit agreement governing the 2018 Revolving Credit Facility, or 2018 ABL Credit Agreement, contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with (or as a result of waiver of) these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2018, our 2018 Revolving Credit Facility provided for an unused commitment of $229.0 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations).

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness, and to fund planned capital expenditures and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our ability to execute our strategic plans. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our tax receivable agreement, or TRA, requires that, after Lone Star, our majority stockholder, no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permit our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing.

The 2018 ABL Credit Agreement restricts our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

The 2018 ABL Credit Agreement contains a number of covenants that among other things, limit our ability and the ability of our restricted subsidiaries to:

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

In addition, the 2018 ABL Credit Agreement requires us to maintain a minimum fixed charge coverage ratio. The 2018 ABL Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the 2018 Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under our 2018 Revolving Credit Facility and all actions permitted to be taken by a secured creditor.

Any future debt that we incur may contain additional negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, complete acquisitions, execute our strategic plans, or react to changes in our operating environment or the economy.

Our failure to comply with obligations under the 2018 ABL Credit Agreement or the agreements governing any other indebtedness we may enter into in the future, may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our indebtedness. We cannot be certain that we will be able to remedy any defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Risks Related to Ownership of Our Common Stock

Because our common stock has only recently started trading in the public market, the trading price of our common stock may be volatile and could decline substantially.

Prior to the public offering of our stock in February 2017, there had been no market for shares of our common stock. Although our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "FBM," an active trading market for the shares of our common stock may not be sustained and the trading price of our common stock may be volatile.

Some of the factors that could negatively affect the market price of our common stock or result in significant fluctuations in price, regardless of our actual operating performance, include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in market valuations of similar companies;

•	changes in the markets in which we operate or speculation that changes may occur;

•	additions or departures of key personnel;

•	actions by our significant stockholders, including the sale by Lone Star of any of its shares of our common stock;

•	speculation in the press or investment community about our business or industry;

•	general market, economic and political conditions, including an economic slowdown;

•	changes in interest rates or perceptions that changes could occur;

•	our operating performance and the performance of other similar companies;

•	our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts; and

•	new legislation or other regulatory developments that adversely affect us, our markets or our industry.

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

As a “smaller reporting company,” we may avail ourselves of reduced disclosure requirements, which may make our common stock less attractive to investors.

We are a “smaller reporting company” under applicable SEC rules and regulations, and, as a result of the SEC’s recent amendment to the definition of “smaller reporting company,” we will continue to be a “smaller reporting company” for so long as the market value of our common stock held by non-affiliates as of the end of our most recently completed second quarter is less than $250 million. As a “smaller reporting company,” we have relied on exemptions from certain disclosure requirements that are applicable to other public companies. These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation.

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

The trading market for our common stock is influenced in part by the research and other reports that industry or securities analysts may publish about us or our business or industry. We currently have, but may not be able to continue, research coverage by industry or financial analysts. If analysts do not continue coverage of us, the trading price and volume of our stock would likely be negatively impacted. We may be at greater risk that analysts will not continue coverage of us given our recent designation as a "smaller reporting company" for SEC reporting purposes. Even if analyst coverage continues, if one or more analysts who do cover us downgrades our stock, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

Lone Star may have conflicts of interest with other stockholders and may limit our minority stockholders' ability to influence corporate matters.

Lone Star beneficially owns approximately 65.4% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws or certificate of incorporation. Currently, six of the nine members of our Board are employees or affiliates of Lone Star.

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

Lone Star is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, although it does not currently hold any such interests. Lone Star may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees, consultants and other representatives of Lone Star and its affiliates and investment funds may serve as our directors or officers, our amended and restated certificate of incorporation provides, among other things, that none of Lone Star or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Lone Star has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Lone Star to themselves or their other affiliates.

Lone Star may also have conflicts of interest with us and our stockholders as a result of its status as a party to the TRA. For example, the TRA entered into with Lone Star at the time of the IPO gives us the right to terminate the TRA with approval of a majority of our independent directors and with Lone Star’s consent by making a payment equal to the present value of future payments under the TRA (based on certain assumptions and deemed events in the agreement, including those relating to our and our subsidiaries’ future taxable income). Lone Star may determine to withhold its consent to terminate the TRA at a time when such a termination would be favorable to us and the other stockholders or Lone Star may elect to terminate the TRA upon certain changes of control or at any time following the fifteenth anniversary of our IPO at a time when such a termination would not be favorable to us and the other stockholders. Furthermore, the TRA prohibits us from settling any tax audit without Lone Star’s consent (not to be unreasonably withheld, conditioned or delayed) if the outcome of the audit is reasonably expected to affect Lone Star’s rights under the TRA. Therefore, Lone Star may determine to withhold consent to a settlement that reduces the payments Lone Star will receive under the TRA, even though the settlement might be favorable to us and our stockholders.

We are required to pay Lone Star for certain tax benefits, and these amounts are expected to be material.

We have entered into a TRA with Lone Star that provides for the payment by us to Lone Star of 90% of the amount of cash savings, if any, in United States federal, state, local and non-U.S. income tax that we and our subsidiaries realize (or in some circumstances are deemed to realize) as a result of the utilization of certain tax benefits, together with interest accrued at a rate of the London Interbank Offered Rate, or LIBOR, plus 300 basis points from the date the applicable tax return is due (without extension) until paid. These tax benefits, or collectively the Covered Tax Benefits, include: (a) all depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis that we had in our assets as of the time of our IPO, (b) the utilization of our and our subsidiaries’ net operating losses and tax credits, if any, attributable to periods prior to our IPO, (c) deductions in respect of payments made, funded or reimbursed by Lone Star under the LSF9 Cypress Parent, LLC Long Term Incentive Plan, or LTIP, (d) deductions in respect of transaction expenses attributable to certain acquisitions made by us prior to our IPO, (e) deductions in respect of the debt issuance costs and original issue discount associated with certain of our financing agreements, and (f) deductions in respect of expenses related to our IPO and (g) certain other tax benefits attributable to payments made under the TRA.

We expect that the payments we make under the TRA could be substantial. Assuming no material changes in the relevant tax law and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the TRA, we currently estimate that future payments under the agreement will aggregate to $134.6 million. This amount excludes any payments that may be made to Lone Star under the TRA as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the TRA could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

We will not be reimbursed for any payments made to Lone Star under the TRA in the event that the tax benefits are disallowed.

Lone Star will not reimburse us for any payments previously made under the TRA if such benefits are subsequently disallowed upon a successful challenge by the Internal Revenue Service, although future payments under the agreement would be adjusted to the extent possible to reflect the result of such disallowance. As a result, in certain circumstances, payments could be made under the TRA in excess of our cash tax savings if any, from the Covered Tax Benefits, and we may not be able to recoup those payments, which could adversely affect our liquidity.

In certain cases, payments made by us under the TRA may be accelerated and/or significantly exceed the actual benefits we realize in respect of the Covered Tax Benefits.

The term of the TRA will continue until all Covered Tax Benefits have been utilized or expired, unless we exercise our right to terminate the agreement with approval of a majority of our independent directors and with Lone Star’s consent, we breach any of our material obligations under the agreement, certain credit events occur with respect to us, Lone Star elects to terminate the TRA upon certain changes of control or Lone Star exercises its right after the fifteenth anniversary of our IPO to terminate the TRA, in any of which cases we will be required to make an accelerated payment to Lone Star equal to the present value of future payments under the TRA. Such payment would be based on certain assumptions, including the assumption that we have sufficient taxable income and tax liability to fully utilize all Covered Tax Benefits. The TRA also provides that upon certain changes of control, in the event that Lone Star does not elect to terminate the TRA, our (or our successor’s) payments under the TRA for each taxable year after any such event would be based on certain valuation assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the Covered Tax Benefits. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the Covered Tax Benefits.

Even if the payments under the TRA are not accelerated as described above, such payments may be significantly greater than the benefits we realize in respect of the Covered Tax Benefits, due to the manner in which payments are calculated under the TRA. For example, for purposes of calculating the payments to be made to Lone Star:

•	it is assumed that we will pay state and local taxes at a rate of 5%, even though our actual effective state and local tax rate may be materially lower;

•
tax benefits existing at the time of our IPO are deemed to be utilized before any post-closing/after-acquired tax benefits and, as a result, we could be required to make payments to Lone Star for a particular tax year even if our tax liability for such year would have been materially reduced or eliminated by reason of our utilization of the post-IPO/after-acquired tax benefits;

•
a non-taxable transfer of assets by us to a non-consolidated entity is treated under the TRA as a taxable sale at fair market value and, as a result, we could be required to make payments to Lone Star even though such non-taxable transfer would not generate any actual tax benefits to us or our non-consolidated entity; and

•
a taxable sale or other taxable transfer of subsidiary's stock by us is (in cases where the subsidiary’s tax basis in its assets exceeds our tax basis in the subsidiary’s stock) treated under the TRA as a taxable sale of the subsidiary’s assets and, as a result, we could be required to make payments to Lone Star that materially exceed the actual tax benefit we realize from such stock sale.

Because of the foregoing, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Certain provisions of the TRA limit our ability to incur additional indebtedness, which could adversely affect our business and growth strategy.

For so long as the TRA remains outstanding, without the prior written consent of Lone Star (not to be unreasonably withheld, conditioned or delayed), we are restricted from (a) entering into any agreement or amendment, after Lone Star ceases to control us, that would materially restrict (or in the case of amendments, further restrict beyond the restrictions in our existing financing agreements) our ability to make payments under the TRA, or (b) unless permitted by the terms of the 2018 ABL Credit Agreement or any replacement senior debt document to the extent that the terms thereof are no less restrictive in this regard than the 2018 Term Loan Facility and the 2018 ABL Credit Agreement, incurring debt that would cause our consolidated total leverage ratio (the ratio of consolidated total indebtedness for borrowed money less balance sheet cash to consolidated EBITDA) to exceed 6.00 to 1.00. In addition, we are prohibited under the TRA from replacing our existing financing agreements with any senior debt document that does not permit our subsidiaries to make dividends to us to the extent necessary to make the payments under the TRA, without conditions, unless Lone Star otherwise consents. These restrictions on the incurrence of debt could adversely affect our business, including by preventing us from pursuing an acquisition or other strategic transaction that we believe is in the best interests of our company and our stockholders, thereby impeding our growth strategy. Lone Star has no fiduciary duties to us when deciding whether to enforce these covenants under the TRA. Moreover, these restrictions on amending or refinancing our existing indebtedness could result in a requirement to obtain Lone Star’s consent for any such amendment or refinancing. Furthermore, the provision in the TRA that requires that we make an accelerated payment to Lone Star equal to the present value of all future payments due under the TRA if we breach any of our material obligations under the agreement or certain credit events occur with respect to us, might make it harder for us to obtain financing from third party lenders on favorable terms.

We would be required to make tax gross-up payments to Lone Star if we consummate a corporate inversion or similar transaction that causes payments under the TRA to be subject to withholding taxes.

If we were to consummate a change of control transaction that causes us (or our successor) to become a non-U.S. person (e.g., a corporate inversion transaction), and such transaction causes payments under the TRA to become subject to withholding taxes, we would be required under the TRA to make tax gross-up payments to Lone Star in respect of such withholding taxes in amounts that may exceed the tax savings realized by us from the Covered Tax Benefits. Any such tax gross-up payments could have a negative impact on our liquidity and our ability to finance our growth.

We are a controlled company within the meaning of the NYSE rules and, as a result, will qualify for, and are relying on, exemptions from certain corporate governance requirements.

Lone Star controls a majority of the voting power of our outstanding common stock. As a result, we are a controlled company within the meaning of the corporate governance standards of the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power is held by a person or group is a controlled company and need not comply with certain requirements, including the requirement that a majority of the Board consists of independent directors and the requirements that the compensation and nominating and corporate governance committees be composed entirely of independent directors. We are utilizing and, for so long as Lone Star controls a majority of the voting power of our outstanding common stock, we intend to utilize these exemptions. As a result, among other things, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Future sales of our common stock in the public market could cause our stock price to fall.

Lone Star beneficially owns approximately 65.4% of our outstanding shares of common stock. All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. Lone Star is an affiliate of ours based on its share ownership and representation on our Board. Pursuant to the terms of a registration rights agreement between Lone Star and us, Lone Star has the right to demand that we register its shares under the Securities Act, as well as the right to include its shares in any registration statement that we file with the SEC subject to certain exceptions. Any registration of Lone Star’s shares would enable those shares to be sold in the public market, subject to certain restrictions in the registration rights agreement. Any sale by Lone Star or other affiliates or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or to our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or (d) any action asserting a claim governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware); in all cases subject to such court having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding such exclusive forum clause, a court could rule that such a provision is inapplicable or unenforceable.

We may be at increased risk of securities class action litigation.

In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. We believe this risk may be particularly relevant to us as we have recently and in past years experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations. Our stock price volatility and the change in our market capitalization during the past year may also result in higher expenses associated with our directors’ and officers’ liability insurance program.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is in Tustin, California. As of December 31, 2018, our 178 branches, 14 of which we own, were located across 28 states and five Canadian provinces enabling us to serve customers across a nationwide footprint in the United States and Canada.

Location	Owned Branches	Leased Branches	Total Branches
United States
Arizona	1	5	6
California	—	10	10
Colorado	—	2	2
Florida	—	11	11
Georgia	—	3	3
Illinois	4	3	7
Indiana	—	11	11
Iowa	3	2	5
Kansas	—	3	3
Kentucky	—	5	5
Michigan	—	14	14
Minnesota	1	4	5
Mississippi	—	2	2
Missouri	—	6	6
Nebraska	—	2	2
Nevada	—	1	1
New Jersey	—	2	2
North Carolina	—	1	1
North Dakota	—	1	1
Ohio	—	7	7
Pennsylvania	—	10	10
South Dakota	—	3	3
Tennessee	—	4	4
Texas	2	9	11
Utah	—	4	4
Virginia	—	6	6
Washington	—	4	4
Wisconsin	3	3	6
Total U.S.	14	138	152
Canada
Alberta	—	9	9
British Columbia	—	7	7
Manitoba	—	1	1
Ontario	—	7	7
Saskatchewan	—	2	2
Total Canada	—	26	26

Total	14	164	178

While all branches have access to the full product suite, the sales mix varies across regions due to differences relating to weather and other end market preferences. Some locations distribute multiple products to multiple end markets, while other locations distribute selected products to one end market based on local demand. The warehouse space of our branches ranges from 5,000 to 118,000 square feet with an average of about 30,000 square feet.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. Although it is not possible to predict the outcome of any legal proceeding with any certainty, we believe we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings could adversely impact our operating results and financial position as a result of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Prior to February 10, 2017, our outstanding common stock was privately held and there was no established public trading market for our common stock. On February 10, 2017, our common stock began trading on the NYSE under the symbol "FBM." As of February 19, 2019, there were two holders of record of our common stock.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited, to those described in Item 1A, Risk Factors, and elsewhere. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are one of the largest specialty distributors of wallboard and suspended ceiling systems in the United States and Canada. We have expanded from a single branch in Southern California to over 175 branches across North America, carrying a broad array of more than 30,000 SKUs. We have grown sales faster than any United States publicly traded building products distributor since 2011. Our goal is to be the leading company within specialty building products distribution and to continue expanding into complementary markets.

We were founded in 2011 by our President and Chief Executive Officer Ruben Mendoza, our Chief Financial Officer John Gorey and one of our Regional Vice Presidents, Tom Fischbeck. Mr. Mendoza previously served as Chief Executive Officer of Acoustical Material Services where he oversaw the successful growth of the company before it was acquired by Allied Building Products in 2007. In founding our company, Mr. Mendoza applied a proven customer-centric operating model to an organization that would combine strong organic growth with an effective acquisition and integration program across a fragmented industry, where he and other members of management had long and close personal relationships with many private acquisition candidates in our industry. In our early years we were focused on opening or acquiring new branches to leverage our founders’ customer focus and strong supplier relationships. In 2012 and 2013, we began rapidly growing through both organic growth and acquisitions, and by the end of 2013, we significantly increased our number of branches and geographic footprint, and expanded from California into the Midwest, Florida and Arizona. This rapid growth resulted in the acquisition of our current ERP platform and information technology structure and added a deep bench of leaders from the acquired companies to prepare for future growth. In November 2013, we strengthened our management team with the addition of our Chief Operating Officer Pete Welly, who has over 35 years of experience in our industry.

In 2014 and 2015, we grew rapidly through several acquisitions, acquiring branches throughout the Midwest. We continued to strengthen our relationships with USG and Armstrong. In August 2016, we entered the Canadian market when we acquired Winroc-SPI, which also included our mechanical insulation segment, which was subsequently sold on November 1, 2018. The Winroc-SPI acquisition also included several strategic locations in the United States and added exclusive territories with the industry-leading suspended ceiling systems line.

On February 15, 2017, we completed our IPO, of 12,800,000 shares of our common stock at a public offering price of $14.00 per share. Our common stock began trading on the NYSE on February 10, 2017 under the ticker symbol "FBM". After underwriting discounts and commissions and expenses payable by us, net proceeds from the IPO were $164.0 million. We used these proceeds to repay borrowings outstanding under our 2016 ABL Credit Facility.

After our IPO, we have continued to grow organically and through acquisitions. In 2017, we completed nine acquisitions and completed another four in 2018. We refinanced our 2016 credit agreements during the third quarter of 2018, entering into the 2018 Revolving Credit Facility and the 2018 Term Loan Facility. We also divested the Disposed Business in late 2018 so that we could focus on our core specialty building products business.

Segments

We have one reportable segment. Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker, or CODM. Management evaluates performance for the segment based on gross profit.

Factors and Trends Affecting Our Business and Results of Operations

General Economic Conditions and Outlook

Demand for our products is impacted by changes in general economic conditions, including, in particular, conditions in the United States commercial construction and housing markets. Our end markets are broadly categorized as new non-residential construction, new residential construction and non-residential repair and remodel construction.

New Non-Residential Construction

We estimate new non-residential construction represents approximately 43% of our net sales for the year ended December 31, 2018. Non-residential construction encompasses all construction other than residential structures. Non-residential construction growth is primarily influenced by economic growth, business investment, job growth, vacancy rates and availability and cost of capital. Based on U.S. Census Bureau data, growth in commercial construction spending generally lags new residential spending by approximately 12 to 18 months. According to Dodge Data & Analytics, non-residential construction starts were 1,180 million square feet in 2018. According to Dodge Data & Analytics, non-residential construction starts are expected to decline at approximately a compounded annual growth rate, or CAGR, of 2.0% from 2018 to 2020.

New Residential Construction

We estimate new residential construction represents approximately 23% of our net sales for the year ended December 31, 2018. Job growth is an important factor for a healthy housing market, and unemployment has fallen from its peak of 10.0% in 2009 to 3.9% by the end of November 2018, according to the U.S. Bureau of Labor Statistics. According to the U.S. Bureau of Labor Statistics, total housing starts in 2018 were 1.3 million. While housing starts have significantly recovered from the 0.6 million seen in 2009, they are still below the 50-year average.

Non-Residential Repair and Remodel Construction

We estimate non-residential repair and remodel construction represents approximately 34% of our net sales for the year ended December 31, 2018. Non-residential repair and remodeling spending tends to be resilient through economic downturns as new construction spending slows and investments in existing infrastructure increase. From 2014 to 2018, non-residential repair and remodeling starts grew at a 5.2% CAGR and are expected to continue to grow at a 4.2% CAGR through 2019 according to Dodge Data & Analytics.

Volume, Costs and Pricing Programs

Our product costs are directly impacted by fluctuations in supplier pricing and our purchasing volume. As one of the leading wallboard, suspended ceiling systems and metal framing distributors in the United States and Canada, we are able to negotiate volume discounts and favorable pricing terms with our suppliers. As we have continued to grow, we have negotiated with our suppliers on a national level in an effort to maximize these programs across our entire branch network, and expect to continue this trend in the future.

Acquisitions

We supplement our organic growth strategy with selective acquisitions, and during the year ended December 31, 2018, we completed four acquisitions totaling 16 branches. See Note 4, Acquisitions, to the accompanying consolidated financial statements. We believe that significant opportunities exist to continue to expand our geographic footprint and product offerings by executing additional strategic acquisitions, and we maintain an extensive and active acquisition pipeline. We are typically evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through integrated procurement and pricing programs and brand consolidation. The four acquisitions completed in 2018 contributed approximately $63.0 million of net sales for the 12 months ended December 31, 2018. As of February 26, 2019, all of the acquisitions made through December 31, 2018, have been fully integrated into our operations.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Agan Drywall Supply, Inc., Agan Drywall Supply Rapid City, Inc., and Agan Tri-State Drywall Supply, Inc.	October 1, 2018	SD, IA	3
Ciesco, Inc. and Commercial Specialty Supply LLC	August 1, 2018	PA,VA	6
ArmCom Distributing Company	February 1, 2018	MN, ND, SD, NE	5
RM Supply, Inc.	February 1, 2018	MO	2
Total			16

As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically expensed within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on profitability. For the years ended December 31, 2018 and 2017, the impact of the acquired step-up in inventory basis was $1.1 million and $0.7 million, respectively.

Seasonality

Our operating results are typically affected by seasonality. Warmer and drier weather during the second and third quarters typically result in higher activity and sales levels. The first and fourth quarters typically have lower levels of activity and lower working capital requirements due to inclement weather conditions.

Results of Operations

The Year ended December 31, 2018 compared to the Year ended December 31, 2017

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Year Ended December 31,
	2018		2017
(dollars in thousands)
Statements of operations data
Net sales	$2,044,312	100.0%	$1,790,114	100.0%
Cost of goods sold	1,453,953	71.1%	1,267,925	70.8%
Gross profit	590,359	28.9%	522,189	29.2%
Operating expenses:
Selling, general and administrative expenses	444,527	21.7%	399,864	22.3%
Depreciation and amortization	77,419	3.8%	70,861	4.0%
Total operating expenses	521,946	25.5%	470,725	26.3%
Income from operations	68,413	3.4%	51,464	2.9%
Loss on extinguishment of debt	(58,475)	(2.9)%	—	—%
Interest expense	(53,283)	(2.6)%	(61,011)	(3.4)%
Other income, net	1,298	0.1%	81,488	4.6%
(Loss) income before income taxes	(42,047)	(2.0)%	71,941	4.1%
Income tax benefit	(5,628)	(0.3)%	(5,965)	(0.3)%
(Loss) income from continuing operations	(36,419)	(1.7)%	77,906	4.4%
Income from discontinued operations, net of tax	10,523	0.5%	4,574	0.3%
Gain on sale of discontinued operations, net of tax	13,713	0.7%	—	—%
Net (loss) income	$(12,183)	(0.5)%	$82,480	4.7%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Year Ended December 31,				Change
	2018		2017		$	%
(dollars in thousands)
Wallboard	$781,257	38.2%	$701,467	39.2%	$79,790	11.4%
Suspended ceiling systems	379,809	18.6%	328,815	18.4%	50,994	15.5%
Metal framing	361,493	17.7%	280,410	15.7%	81,083	28.9%
Complementary and other products	521,753	25.5%	479,422	26.8%	42,331	8.8%
Total net sales	$2,044,312	100.0%	$1,790,114	100.0%	$254,198	14.2%
Total gross profit	$590,359		$522,189		$68,170	13.1%
Total gross margin	28.9%		29.2%		(0.3)%

Net Sales
Net sales for the year ended December 31, 2018, were $2,044.3 million compared to $1,790.1 million for the year ended December 31, 2017, representing an increase of $254.2 million, or 14.2%. Net sales from base business branches contributed $137.1 million, or 8.4%, of the increase which was driven by strong commercial activity, price increases and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined contributed $117.1 million of the increase. The change in our base business net sales was primarily driven by the following factors:

•	an increase in wallboard net sales of $28.4 million, or 4.4%, primarily due to an increase in average selling price of 2.3% and an increase in wallboard unit volume of 2.1%;

•	an increase in suspended ceiling systems net sales of $25.2 million, or 8.3%, primarily due to continued strong commercial activity and price increases;

•	an increase in metal framing net sales of $60.5 million, or 23.2%, primarily due to an increase in commercial construction activity and price increases; and

•	an increase in complementary and other product net sales of $23.0 million, or 5.3%, primarily due to our continued initiatives to increase complementary product sales.

The table below highlights net sales from our base business and acquired and combined branches:

	Year Ended December 31,		Change
	2018	2017	$	%
(in thousands)
Base business (1)	$1,779,036	$1,641,911	$137,125	8.4%
Acquired and combined (2)	265,276	148,203	117,073	79.0%
Net sales	$2,044,312	$1,790,114	$254,198	14.2%
(1) Represents net sales from branches that were owned by us since January 1, 2017 and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2017, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and strategically combined by major product line:

	Year Ended December 31, 2017	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Year Ended December 31, 2018	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(in thousands)
Wallboard	$701,467	$28,372	$51,418	$781,257	11.4%	4.4%	92.6%
Suspended ceiling systems	328,815	25,205	25,789	379,809	15.5%	8.3%	100.0%
Metal framing	280,410	60,535	20,548	361,493	28.9%	23.2%	106.9%
Complementary and other products	479,422	23,013	19,318	521,753	8.8%	5.3%	40.5%
Net sales	1,790,114	137,125	117,073	2,044,312	14.2%	8.4%	79.0%
Average daily net sales	$7,104	$542	$463	$8,080	13.7%	8.3%	78.7%
(1) Represents base business net sales change as a percentage of base business net sales for the year ended December 31, 2017.
(2) Represents acquired and combined as a percentage of acquired and combined net sales for the year ended December 31, 2017.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2018, was $590.4 million compared to $522.2 million for the year ended December 31, 2017, representing an increase of $68.2 million, or 13.1%. The increase in gross profit was primarily due to the increase in net sales.

Gross margin for the year ended December 31, 2018 was 28.9% compared to 29.2% for the year ended December 31, 2017. The decrease in gross margin was primarily due to higher product costs.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the year ended December 31, 2018, were $444.5 million compared to $399.9 million for the year ended December 31, 2017, representing an increase of $44.7 million, or 11.2%. As a percentage of net sales, SG&A expenses were 21.7% for the year ended December 31, 2018 compared to 22.3% for the year ended December 31, 2017. Excluding non-recurring adjustments of $9.2 million and $11.9 million for the years ended December 31, 2018 and 2017, respectively, SG&A expenses as a percentage of net sales for the year ended December 31, 2018 were 21.3% compared to 21.7% for the year ended December 31, 2017. The decrease in SG&A expenses as a percentage of net sales was due to our continued focus on operating efficiencies, cost reduction initiatives, and leveraging costs with the increase in net sales.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2018, was $77.4 million compared to $70.9 million for the year ended December 31, 2017, representing an increase of $6.6 million, or 9.3%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to December 31, 2017, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the year ended December 31, 2018, was $53.3 million compared to $61.0 million for the year ended December 31, 2017, representing a decrease of $7.7 million, or 12.6%. The decrease is primarily due to the refinancing of our indebtedness in August 2018, which resulted in lower interest rates on outstanding debt.
Loss on Extinguishment of Debt

In August 2018, we completed the refinancing of our Senior Secured Notes, or Notes, to reduce our interest rate. The refinancing resulted in a loss of $58.5 million consisting primarily of deferred financing costs and original issuance discounts, which were written off, and a prepayment premium.

Other Income, net

Other income, net was $1.3 million for the year ended December 31, 2018 compared to $81.5 million for the year ended December 31, 2017, representing a decrease of $80.2 million, or 98.4%. In the 2017 period, there was a reduction in our TRA liability of $68.0 million, and a favorable change of $13.2 million in the fair value of the embedded derivative related to our Notes. There was no change in the fair value of the embedded derivative in the 2018 period. See Note 9, Derivatives and Hedging Activities, to the accompanying consolidated financial statements.

Income Taxes

Income tax benefit for the year ended December 31, 2018 was $5.6 million compared to an income tax benefit of $6.0 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was 13.4% compared to (8.3%) for the year ended December 31, 2017. The items that had the most significant impact on the difference between our statutory United States federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2018 were (a) an adjustment to our deferred tax liabilities and (b) taxes assessed under the Global Intangible Low Taxed Income provisions contained in the 2017 Tax Cuts and Jobs Act, or Tax Act, which were partially offset by a reduction in the valuation allowance associated with state net operating loss carryovers and a non-taxable permanent item related to a discrete adjustment to the TRA liability. For the taxable year ended December 31, 2017, the items that had the most significant impact on the difference between our statutory United States federal income tax rate of 35% and our effective tax rate were (a) the reduction in the corporate income tax rate from 35.0% to 21.0% as part of the Tax Act, which both significantly reduced our liability under the TRA and resulted in a $68.0 million gain on the write down of the liability that was treated as a nontaxable permanent item and resulted in a 33.1% benefit to the overall effective rate, and (b) the write down of the deferred tax liability as of December 31, 2017, which resulted in a provisional $9.1 million credit to income taxes.

Net Loss From Continuing Operations

The decrease in net income from continuing operations was primarily due to the loss on extinguishment of debt of $58.5 million in 2018 and a reduction in our TRA liability of $68.0 million, as well as the change in fair value of the embedded derivative related to our Notes of $13.2 million, in 2017.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and in the future we may depend on other debt financings allowed under the terms of the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures, which generally range between 1.0% and 1.5% of net sales. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The TRA may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial, negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, or sell assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot ensure that we will be able to refinance any of our indebtedness, including the 2018 Revolving Credit Facility and 2018 Term Loan Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Our TRA requires that after Lone Star no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing. The 2018 Revolving Credit Facility and 2018 Term Loan Facility restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of December 31, 2018, we had available aggregate undrawn borrowing capacity of approximately $229.0 million under the 2018 Revolving Credit Facility. For the periods presented, our use of cash was primarily driven by our investing activities, specifically our investments in acquisitions.

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table.

	Year Ended December 31, 2018	Year Ended December 31, 2017
(in thousands)
Net cash provided by operating activities	$75,849	$70,052
Net cash used in investing activities	$(125,940)	$(90,504)
Net cash provided by financing activities	$(61,000)	$3,097

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, provision for doubtful accounts, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $5.8 million to $75.8 million for the year ended December 31, 2018 as compared to $70.1 million in the same period in 2017. The increase was primarily due to higher net income including adjustments for non-cash items of $35.3 million, offset by higher working capital requirements of $29.5 million to fund the growth of the business.

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

Net cash used in investing activities increased by $35.4 million to $125.9 million for the year ended December 31, 2018, as compared to $90.5 million in the same period in 2017. The increase was primarily due to a higher aggregate purchase price of acquisitions of $20.4 million and higher purchases of property and equipment of $6.6 million to support the growth of the business.

Financing Activities

Net cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our financing agreements and proceeds from capital contributions.

Net cash used in financing activities increased by $64.1 million to $61.0 million in the year ended December 31, 2018 as compared to net cash provided by financing activities of $3.1 million in the same period in 2017. The increase was primarily due to lower borrowings of $102.9 million in the year ended December 31, 2018. In 2017, we received proceeds of $164.0 million from the IPO which were used to pay down debt.

2018 Revolving Credit Facility and 2018 Term Loan Facility

2018 Revolving Credit Facility

On August 13, 2018, FBM Alpha LLC (formerly known as LSF9 Cypress Parent, LLC), or Alpha, Foundation Building Materials Holding Company LLC (formerly known as FBM Beta LLC and LSF9 Cypress Holding, LLC), or Holdco, as the lead borrower, the additional U.S. borrowers party thereto from time to time, the Canadian borrowers party thereto from time to time, or, collectively, the ABL Borrowers, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent and collateral agent, or the ABL Agent, and the other agents party thereto, entered into the 2018 ABL Credit Agreement, including the exhibits and schedules thereto, or, collectively, the 2018 Revolving Credit Facility.
The 2018 Revolving Credit Facility provides for senior secured revolving credit financing, including a United States revolving credit facility of initially up to $375.0 million, or the United States Revolving Credit Facility, and a Canadian revolving credit subfacility of initially up to $75.0 million, or the Canadian Revolving Credit Subfacility, and a “first-in-last-out,” or FILO, subfacility in an amount of up to $25.0 million in amortizing loans, or the FILO Subfacility, subject, in each case, to availability under the respective borrowing bases for each facility. The aggregate amount of the 2018 Revolving Credit Facility is $375.0 million. The 2018 Revolving Credit Facility includes a letter of credit subfacility, which permits up to $10.0 million of letters of credit under the United States Revolving Credit Facility (which may be denominated in United States dollars) and up to the dollar equivalent of $5.0 million of letters of credit under the Canadian Revolving Credit Subfacility (which may be denominated in Canadian dollars or United States dollars). In addition, pursuant to the 2018 Revolving Credit Facility, up to $50.0 million in the case of the United States Revolving Credit Facility, and $10.0 million in the case of the Canadian Revolving Credit Subfacility, may be short-term borrowings upon same-day notice. The 2018 Revolving Credit Facility is scheduled to mature on August 13, 2023.
The amount of available credit for each of the United States Revolving Credit Facility and the Canadian Revolving Credit Subfacility changes every month, depending on the amount of eligible trade accounts, eligible credit card receivables, eligible inventory, eligible qualifying equipment and eligible cash the United States and Canadian loan parties have available to serve as collateral. Generally, each of the United States Revolving Credit Facility and the Canadian Revolving Credit Subfacility is limited to the sum of (a) 85% of eligible trade accounts (as defined in the 2018 Revolving Credit Facility), plus (b) 90% of eligible credit card accounts (as defined in the 2018 Revolving Credit Facility), plus (c) the lesser of (i) 75% of the value of the eligible inventory (as defined in the 2018 Revolving Credit Facility) and (ii) 85% of the net orderly liquidation value of the eligible inventory, plus (d) the lesser of (i) 85% of the net orderly liquidation value of eligible qualifying equipment and (ii) the amount obtained by multiplying (A) the amount obtained by dividing (x) the amount set forth in clause (c)(i) above by (y) the net book value of all eligible qualifying equipment as of the most recent annual appraisal, by (B) the net book value of eligible qualifying equipment (subject to amounts contributed to the borrowing base pursuant to this clause (d) being capped at the lesser of $50.0 million and 15% of the loan limit (as defined in the 2018 Revolving Credit Facility)), plus (e) eligible cash (as defined in the 2018 Revolving Credit Facility), minus (f) any eligible reserves on the borrowing base (as defined in the 2018 Revolving Credit Facility). The FILO Subfacility is limited to the sum of (a) 5% of the book value of eligible trade accounts (as defined in the 2018 Revolving Credit Facility) of each United States loan party (subject to such percentage being automatically reduced by 0.278% on each FILO amortization date (as defined in the 2018 Revolving Credit Facility)), plus (b) 10% of the value of eligible inventory (as defined in the 2018 Revolving Credit Facility) of each United States loan party (subject to such percentage being automatically reduced by 0.556% on each FILO amortization date (as defined in the 2018 Revolving Credit Facility)), minus (c) eligible reserves on the Unites States borrowing base. Available credit for each tranche is calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria.
Borrowings under the 2018 Revolving Credit Facility bear interest, at our option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.25% to 0.75% pursuant to a grid based on average excess availability) or LIBOR or Canadian CDOR rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.25% to 1.75% pursuant to a grid based on average excess availability). Loans under the FILO Subfacility within the 2018 Revolving Credit Facility bear interest at the same rate as the U.S. and Canadian tranches plus 50 basis points. In addition to paying interest on outstanding principal under the 2018 Revolving Credit Facility, the ABL Borrowers are required to pay a commitment fee in respect of the unutilized commitments under the 2018 Revolving Credit Facility ranging from 0.250% to 0.375% per annum and determined based on average utilization of the 2018 Revolving Credit Facility (increasing when utilization is low and decreasing when utilization is high).

As long as commitments are outstanding under the 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our pro forma adjusted EBITDA to debt ratio, or the Total Net Leverage Ratio, exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended December 31, 2018 as though they had been consummated on the first day of the first quarter of 2018. The 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of December 31, 2018, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of September 30, 2018 and December 31, 2018:

($ in thousands)	Four Quarters Ended September 30, 2018	Four Quarters Ended December 31, 2018
Pro Forma Adjusted EBITDA (1)	$174,734	$162,512
Consolidated Total Debt (2)	$767,173	$605,831
Total Net Leverage Ratio	4.39x	3.73x
Cash	$10,560	$15,299
Consolidated Total Debt (2) less Cash ("Net Debt")	$756,613	$590,532
Net Debt Leverage Ratio	4.33x	3.63x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under the 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended September 30, 2018 and December 31, 2018:

	Four Quarters Ended September 30, 2018	Four Quarters Ended December 31, 2018
(in thousands)
Adjusted EBITDA (a)	$167,698	$155,170
Pro forma adjustment (b)	7,036	7,342
Pro Forma Adjusted EBITDA	$174,734	$162,512
(a) See this section for the definition of Adjusted EBITDA and the section titled "Non-GAAP Financial Information" for a reconciliation of net (loss) income to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the four quarters ended September 30, 2018 and December 31, 2018, respectively, as though they had been consummated on the first day of the first quarter for the twelve months ended September 30, 2018 and December 31, 2018, respectively. Other adjustments are also made to conform to the terms of the 2018 Revolving Credit Facility.

(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

	As of September 30, 2018	As of December 31, 2018
(in thousands)
Total gross debt	$755,704	$596,000
Capital leases	11,469	9,831
Consolidated Total Debt	$767,173	$605,831

As of December 31, 2018, the majority of our liquidity was from the $229.0 million available under the 2018 Revolving Credit Facility. In addition, the 2018 ABL Credit Agreement requires us to maintain a minimum fixed charge coverage ratio set at a level of 1.00:1.00, which will only be tested at times when availability under the 2018 Revolving Credit Facility is less than a certain threshold. The fixed charge coverage ratio is a material term of the 2018 ABL Credit Agreement and we believe information about how the covenant is calculated is material to an investor’s understanding of our financial condition and liquidity.

Should we not comply with the fixed charge coverage ratio, we would be in technical default of our 2018 ABL Credit Agreement, which could result in the 2018 Revolving Credit Facility being terminated and any outstanding debt becoming due prior to its scheduled maturity. Should all amounts under the 2018 ABL Credit Agreement become due immediately, we may be unable to pay such amounts without a material impact to our business, as we may be forced to liquidate assets to do so.

On November 9, 2018, we terminated the $25.0 million FILO Subfacility.

2018 Term Loan Facility

On August 13, 2018, we entered into the 2018 Term Loan Facility, a credit agreement by and among Alpha, Holdco, Royal Bank of Canada as administrative agent and collateral agent, and the lenders party thereto. The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at our option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility will bear interest at Holdco’s option at either (a) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00) or (b) a base rate determined by reference to the highest of (i) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (ii) the federal funds effective rate plus 0.50%, and (iii) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.25% (or 2.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00). We will be required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the Initial Term Loans (as defined in the 2018 Term Loan Facility) made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the Initial Term Loans.
Obligations under the 2018 Term Loan Facility are secured by a first priority lien on all Term Priority Collateral (as defined in the 2018 Term Loan Facility) and a second priority lien on all ABL Priority Collateral (as defined in the 2018 Term Loan Facility).
The 2018 Term Loan Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict Alpha’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its equity securities or redeem, repurchase or retire its equity securities or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to us from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including equity securities of its subsidiaries, alter the business it conducts, consolidate or merge and incur liens.

Off-Balance Sheet Arrangements

As of December 31, 2018, and December 31, 2017, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our accompanying consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reported period.

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

Other Receivables

Other receivables primarily consist of vendor rebates receivable. Typical arrangements with vendors provide for us to receive a rebate of a specified amount after achieving any of a number of measures generally related to the volume of purchases over a period of time. We record these rebates to effectively reduce the cost of sales in the period in which the product is sold. Throughout the year, our estimates include the amount of rebates receivable for the vendor programs based on the expected level of purchases. We accrue for vendor rebates earned based on purchase volumes and adjust inventories to reflect the reduction in the cost basis for inventories purchased that are subject to vendor rebates. Historically, our actual vendor rebates have not been materially different from management’s original estimates.

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

We perform our impairment test annually at the reporting unit level or more frequently if impairment indicators arise. We have defined our reporting units consistently with our operating segment. For our goodwill impairment assessment we have adopted a standard that provides us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50 percent chance) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; consistency of customer base; and other relevant entity-specific events. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. This process involves comparing the fair value to the carrying value of the reporting unit. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. We determine the fair value of its reporting units using combinations of both the income and market valuation approaches.

During 2018, we performed our annual impairment assessment of goodwill, which did not indicate that an impairment existed.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our accompanying consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. As the calendar year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that our year-to-date provision equals our expected annual effective tax rate.

Recently Adopted and Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for a discussion of recently adopted and recently issued accounting standards.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net (loss) income before interest expense, net, loss on extinguishment of debt, income tax benefit, depreciation and amortization, unrealized gains on derivative financial instruments, IPO and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as non-cash purchase accounting effects, losses on the disposal of property and equipment, transaction costs, hurricane related-costs, management fees and the decrease in our TRA liability. We calculated Pro Forma Adjusted EBITDA as shown in the previous section entitled “Liquidity and Capital Resources,” which is also a non-GAAP financial measure.

Adjusted EBITDA is presented because it is an important metric used by management to assess our financial performance. We also believe Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. This measure, when used in conjunction with related GAAP financial measures, provides investors with an additional financial analytical framework that may be useful in assessing our company and its financial condition and results of operations.

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

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and this non-GAAP measure does not reflect cash requirements for such replacements.

Other companies, including other companies in our industry, may not use these measures or may calculate one or both differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as a comparative measure.

In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments made in our calculations, and our presentation of Adjusted EBITDA should not be construed to mean that our future results will be unaffected by such adjustments. Management compensates for these limitations by using Adjusted EBITDA as a supplemental financial metric and in conjunction with our results prepared in accordance with GAAP. The non-GAAP information should be read in conjunction with our accompanying consolidated financial statements and the related notes.

The following is a reconciliation of Adjusted EBITDA to the nearest GAAP measure, net (loss) income:

	Year Ended December 31,
	2018	2017
(in thousands)
Net (loss) income from continuing operations	$(36,419)	$77,906
Interest expense, net	53,201	60,924
Loss on extinguishment of debt	58,475	—
Income tax benefit	(5,628)	(5,965)
Depreciation and amortization	77,419	70,861
Unrealized gain on derivative financial instruments	(265)	(13,059)
IPO and public company readiness expenses	89	5,085
Stock-based compensation	2,299	1,901
Non-cash purchase accounting effects(a)	413	703
Loss on disposal of property and equipment	552	199
Hurricane-related costs(b)	(83)	376
Transaction costs(c)	6,306	4,047
Management fees(d)	—	353
Decrease in TRA liability(e)	(1,189)	(68,033)
Adjusted EBITDA	$155,170	$135,298
Adjusted EBITDA margin(f)	7.6%	7.6%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized as a result of acquisitions.

(b)	Represents costs incurred and insurance proceeds resulting from Hurricanes Harvey and Irma.

(c)	Represents costs related to our transactions, including fees to financial advisors, accountants, attorneys, other professionals and certain internal corporate development costs.

(d)	Represents fees paid to our former private equity sponsor for services provided pursuant to past management agreements. These fees are no longer being incurred.

(e)	Adjustment in liability related to federal tax legislation enacted in December 2017. See Note 20, Tax Receivable Agreement, in the notes to the accompanying consolidated financial statements.

(f)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate and Currency Risk

Borrowings under our 2018 Revolving Credit Facility and 2018 Term Loan Facility are at variable rates of interest, which may expose us to interest rate risk. The 2018 Revolving Credit Facility allows certain borrowings in Canadian dollars, which may expose us to currency risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A hypothetical 1% increase in interest rates would have increased interest expense by $0.1 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

Derivative Financial Instruments

In August 2016, we executed an $88.0 million, three-year foreign currency exchange rate forward contract to hedge the risk of depreciation in the Canadian dollar related to our net investment in our newly acquired Canadian subsidiaries. We have determined that this derivative qualifies for hedge accounting. As such, the effective portion of changes in the fair value of this hedging instrument are included in our statement of comprehensive income in accumulated other comprehensive income at each period end. The ineffective portion of this hedging instrument, which is insignificant, is recognized directly in our statement of operations at each period end. There is no significant credit risk associated with the net investment hedge. Refer to Note 8, Long-Term Debt, to our accompanying consolidated financial statements.

In January 2019, we executed an interest rate swap with a notional amount of $310.0 million with an interest rate of 2.52% to hedge the interest rate risk related to the LIBOR rate under our 2018 Revolving Credit Facility and 2018 Term Loan Facility through January 2022. We have determined that this derivative qualifies for hedge accounting. As such, the changes in the fair value of this hedging instrument will be included in our statement of comprehensive income in accumulated other comprehensive income at each period end. There is no significant counterparty credit risk associated with this swap.

Impact of Inflation

We believe that our results of operations have not been materially impacted by the moderate changes in the economic inflation rate over the past two years.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Foundation Building Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foundation Building Materials, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 26, 2019

We have served as the Company's auditor since 2015.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$2,044,312	$1,790,114
Cost of goods sold	1,453,953	1,267,925
Gross profit	590,359	522,189
Operating expenses:
Selling, general and administrative expenses	444,527	399,864
Depreciation and amortization	77,419	70,861
Total operating expenses	521,946	470,725
Income from operations	68,413	51,464
Loss on extinguishment of debt	(58,475)	—
Interest expense	(53,283)	(61,011)
Other income, net	1,298	81,488
(Loss) income before income taxes	(42,047)	71,941
Income tax benefit	(5,628)	(5,965)
(Loss) income from continuing operations	(36,419)	77,906
Income from discontinued operations, net of tax	10,523	4,574
Gain on sale of discontinued operations, net of tax	13,713	—
Net (loss) income	$(12,183)	$82,480

(Loss) earnings per share data:
(Loss) earnings from continuing operations per share - basic	$(0.85)	$1.88
(Loss) earnings from continuing operations per share - diluted	$(0.85)	$1.88

Earnings from discontinued operations per share - basic	$0.57	$0.11
Earnings from discontinued operations per share - diluted	$0.57	$0.11

(Loss) earnings per share - basic	$(0.28)	$1.99
(Loss) earnings per share - diluted	$(0.28)	$1.99

Weighted average shares outstanding:
Basic	42,892,879	41,486,496
Diluted	42,915,028	41,490,653

Comprehensive (loss) income:
Net (loss) income	$(12,183)	$82,480
Foreign currency translation adjustment	(6,948)	5,327
Unrealized gain (loss) on derivative, net of taxes of $2.0 million and $1.8 million, respectively	4,413	(2,970)
Total other comprehensive (loss) income	(2,535)	2,357
Total comprehensive (loss) income	$(14,718)	$84,837

See accompanying notes to the consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$15,299	$12,101
Accounts receivable—net of allowance for doubtful accounts of $3,239 and $3,885, respectively	276,043	238,091
Other receivables	57,472	55,487
Inventories	165,989	148,246
Prepaid expenses and other current assets	9,053	11,785
Current assets held for sale	—	82,948
Total current assets	523,856	548,658
Property and equipment, net	151,641	144,524
Intangible assets, net	145,876	164,536
Goodwill	484,941	452,728
Other assets	10,393	5,604
Noncurrent assets held for sale	—	38,220
Total assets	$1,316,707	$1,354,270
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$137,773	$134,460
Accrued payroll and employee benefits	28,830	17,920
Accrued taxes	11,867	7,003
Tax receivable agreement	16,667	15,892
Current portion of term loan, net	4,500	—
Other current liabilities	19,979	37,270
Current liabilities held for sale	—	29,733
Total current liabilities	219,616	242,278
Asset-based revolving credit facility	146,000	47,486
Long-term portion of term loan, net	437,999	—
Long-term portion of notes payable, net	—	534,379
Tax receivable agreement	117,948	119,912
Deferred income taxes, net	20,678	17,912
Other liabilities	8,117	12,657
Noncurrent liabilities held for sale	—	982
Total liabilities	950,358	975,606
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,907,326 and 42,865,407 shares issued, respectively	13	13
Additional paid-in capital	332,330	330,113
Retained earnings	34,187	46,184
Accumulated other comprehensive (loss) income	(181)	2,354
Total stockholders' equity	366,349	378,664
Total liabilities and stockholders' equity	$1,316,707	$1,354,270
See accompanying notes to the consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(12,183)	$82,480
Less: gain on sale of business	13,713	—
Less: net income from discontinued operations	10,523	4,574
Net (loss) income from continuing operations	(36,419)	77,906
Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Depreciation	33,437	29,404
Amortization of intangible assets	43,982	41,456
Amortization of debt issuance costs and debt discount	7,370	9,910
Inventory fair value purchase accounting adjustment	1,057	720
Loss on extinguishment of debt	58,475	—
Provision for doubtful accounts	1,810	1,721
Stock-based compensation	2,175	1,902
Reduction in tax receivable agreement	(1,189)	(68,033)
Unrealized gain on derivative instruments, net	(265)	(13,059)
Loss on disposal of property and equipment	552	200
Deferred income taxes	221	(6,263)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,326)	4,602
Other receivables	(1,721)	(3,610)
Inventories	(8,834)	(10,449)
Prepaid expenses and other current assets	2,708	378
Other assets	(1,320)	2,970
Accounts payable	(1,951)	19,362
Accrued payroll and employee benefits	11,105	(5,351)
Accrued taxes	4,893	(1,528)
Other liabilities	(16,911)	(12,186)
Net cash provided by operating activities from continuing operations	75,849	70,052
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(34,892)	(28,249)
Payment of net working capital adjustments related to acquisitions	(40)	(405)
Proceeds from net working capital adjustments related to acquisitions	154	8,602
Proceeds from the disposal of fixed assets	2,315	2,586
Acquisitions, net of cash acquired	(93,477)	(73,038)
Net cash used in investing activities from continuing operations	(125,940)	(90,504)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	897,911	400,239
Repayments of asset-based revolving credit facility	(799,272)	(561,509)
Term loan proceeds	450,000	—
Principal payments on long-term debt	(575,000)	—
Prepayment premium on bond	(23,872)	—

Debt issuance costs and deferred finance costs	(7,935)	—
Tax withholding payment related to net settlement of equity awards	(61)	—
Principal repayment of capital lease obligations	(2,771)	(2,582)
Issuance of common stock	—	163,952
Capital contributions	—	2,997
Net cash (used in) provided by financing activities from continuing operations	(61,000)	3,097
Net cash (used in) provided by operating activities from discontinued operations	(6,614)	7,209
Net cash provided by (used in) investing activities from discontinued operations	121,568	(6,434)
Net cash used in financing activities of discontinued operations	(162)	(255)
Net cash provided by discontinued operations	114,792	520
Effect of exchange rate changes on cash	(503)	384
Net increase (decrease) in cash	3,198	(16,451)
Cash and cash equivalents at beginning of period	12,101	28,552
Cash and cash equivalents at end of period	$15,299	$12,101

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,507	$4,129
Cash paid for interest	$61,199	$50,866
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$4,616	$2,970
Assets acquired under capital lease	$—	$670
Goodwill adjustment for purchase price allocation	$202	$519
Tax receivable agreement	$—	$203,837
Embedded derivative in issued notes	$—	$—
Notes received for disposals of equipment	$—	$134
See accompanying notes to the consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2016	29,974,239	$—	$364,815	$(36,296)	$(3)	$328,516
Capital contributions	—	—	2,997	—	—	2,997
Proceeds from initial public offering, net	12,800,000	13	163,939	—	—	163,952
Tax receivable agreement	—	—	(203,837)	—	—	(203,837)
Stock-based compensation	91,168	—	2,199	—	—	2,199
Other comprehensive income	—	—	—	—	2,357	2,357
Net income	—	—	—	82,480	—	82,480
Balance at December 31, 2017	42,865,407	$13	$330,113	$46,184	$2,354	$378,664
Change in accounting standard - income taxes	—	$—	$—	$186	$(186)	$—
Stock-based compensation	—	$—	$2,278	$—	$—	$2,278
Tax withholding payment related to net share settlement of equity awards	41,919	$—	$(61)	$—	$—	$(61)
Other comprehensive loss	—	$—	$—	$—	$(2,349)	$(2,349)
Net loss	—	$—	$—	$(12,183)	$—	$(12,183)
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
See accompanying notes to the consolidated financial statements.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

1.    Description of Company and Basis of Presentation

Description of Company

Foundation Building Materials, Inc. (the "Company") is a specialty building products distributor of wallboard, suspended ceiling systems, and metal framing throughout the U.S. and Canada. Based in Tustin, California, the Company employs more than 3,400 people and operates more than 175 branches across the U.S. and Canada.

Organization

The Company was formed on October 27, 2016 (inception). The initial stockholder of the Company was LSF9 Cypress Parent 2 LLC ("Parent 2") which held all of the Company's authorized, issued and outstanding shares of common stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Reorganization

On February 8, 2017, FBM Alpha LLC (formerly known as LSF9 Cypress Parent, LLC) ("Alpha"), transferred its wholly owned direct subsidiary Foundation Building Materials Holding Company LLC (formerly known as FBM Beta LLC and LSF9 Cypress Holdings, LLC) ("Holdco"), and indirectly FBM Finance, Inc., to the Company, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by the Company (the "Reorganization").

Initial Public Offering

Following the Reorganization, on February 15, 2017, the Company completed an initial public offering ("IPO") in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts and commissions and estimated expenses, the net proceeds to the Company from the IPO were approximately $164.0 million. The Company used these net proceeds to repay $164.0 million of borrowings outstanding under the 2016 asset-based lending credit facility (the "2016 ABL Credit Facility"). The underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from Parent 2 and those shares were purchased on February 24, 2017. The Company did not receive any proceeds from the sale of shares by Parent 2.

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include deposits in financial institutions. The Company has its cash deposits held at major banks that at times may exceed federally insured limits. Cash and cash equivalents are defined as highly liquid investments with maturities of three months or less when purchased.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are primarily from customers in the building industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. At December 31, 2018 and 2017, the Company had no significant concentrations of credit risk.

Accounts Receivable

The Company sells to customers using credit terms customary in the building industry. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its accounts receivable and significant individual account credit risk.

Other Receivables

Other receivables consist primarily of vendor rebates receivable. The Company receives rebates from certain vendors based on the volume of inventory purchases. Throughout the year, the amount of vendor rebates receivable for the periodic programs are estimated based upon the expected level of purchases. Vendor rebates are accrued at the time the inventory is received. The Company accounts for these rebates as a reduction of inventory until the period in which the product is sold, at which time the reduced costs are included in cost of goods sold. The Company continually revises these estimates to reflect actual rebates earned.

Inventories

Inventories, consisting substantially of finished goods, are valued at the net realizable value. Cost is determined using the moving weighted-average cost method. The Company routinely evaluates inventory for excess or obsolescence and considers factors such as historical usage rates and demand.

Property and Equipment

Property and equipment acquired outside of business combinations are stated at cost less accumulated depreciation. Major additions and improvements are capitalized and depreciated; maintenance and repairs are charged to expense when incurred. Assets held for sale are not depreciated. Upon disposition, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in selling, general, and administrative expenses. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Buildings	5 to 25 years
Vehicles and equipment	2 to 10 years
Software and computers	3 to 5 years
Furniture and fixtures	6 months to 10 years
Machinery and equipment	3 to 10 years
Leasehold improvements	Lesser of useful life or lease term

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded under the discounted cash flow method. As of December 31, 2018 and 2017, there were no impairments.

The Company assesses impairment of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Goodwill and Intangible Assets

Intangible assets consist of tradenames, customer relationships, non-compete agreements and favorable and unfavorable leases, and are amortized using the straight-line method, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Intangible assets with definite lives are amortized over their respective estimated useful lives.

The following table summarizes the life of the intangible assets acquired:

Tradenames	1 to 5 years
Customer relationships	5 to 9 years
Other intangible assets	1 to 13 years

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

The Company performs a two-step impairment test of goodwill on an annual basis or more frequently if impairment indicators arise. This process involves comparing the fair value to the carrying value of the reporting unit. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The Company determines the fair value of its reporting units using combinations of both the income and market valuation approaches. The Company performed its goodwill impairment test as of October 1, 2018 and 2017. The Company will perform an additional evaluation of quantitative and qualitative factors concerning the reporting unit’s fair value if indicators of impairment arise during the fourth quarter. The fair value of each reporting unit substantially exceeded its carrying value, as such, there was no impairment related to goodwill.

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For designated net investment hedges, the cash settlement is classified within the "Net cash used in investing activities" component of the accompanying consolidated statements of cash flows. For undesignated hedges, the cash settlement is primarily classified within the "Net cash provided by operating activities" component of the accompanying consolidated statements of cash flows. For the years ended December 31, 2018 and 2017 there were no cash flow settlements from any derivatives.

The Company’s derivative assets and liabilities are measured at fair value. The fair value related to the cash flows occurring within one year is classified as current and the fair value related to the cash flows occurring beyond one year is classified as non-current in the accompanying consolidated balance sheets. For those instruments designated as hedges, the Company recognizes the changes in fair value in other comprehensive income, and recognizes any ineffectiveness immediately in earnings.

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

Capital Leases

Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. The corresponding liability is included in the consolidated balance sheet as other liabilities current and non-current. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of their estimated useful lives or the initial term of the related lease.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration expected to be received in exchange for those products. The performance obligation for product sales is met at a point in time, when the product is delivered and control is transferred to the customer. At inception of a contract with a customer, the price and quantity of goods are fixed. The applicable shipping and handling costs invoiced to the customer are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. All revenue recognized is net of sales taxes collected, which are subsequently remitted to the appropriate governmental authorities.

Cost of Goods Sold

Cost of goods sold includes the cost of merchandise, inbound freight, inventory provisions, vendor discounts and vendor rebates.

Operating Expenses

Operating expenses include selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses include expenses related to the Company's selling efforts and includes delivery and warehousing of the products, as well as employee compensation and benefits expenses for employees in the Company's branches and yard support center, other administrative expenses, such as legal, accounting, and information technology costs, and acquisition expenses which include legal, valuation, accounting and advisory costs. Shipping and handling costs for the years ended December 31, 2018 and 2017, were $254.6 million and $222.5 million, respectively.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Depreciation and amortization expenses include depreciation expense on the Company's property and equipment as well as amortization expense on the Company's finite-lived intangible assets. All depreciation and amortization is related to selling, general and administrative activities and is not included in inventory costs.
Advertising

Advertising related costs are expensed as incurred. Advertising expense was $2.7 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively.

Income Taxes

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

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, the Company analyzes its filing positions, as well as all open tax years in relevant jurisdictions. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits. The Company had no material uncertain tax positions at December 31, 2018 and December 31, 2017.

On December 22, 2017, the United States government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”). For further information, see Note 6, Income Taxes.

The Company recognizes interest expense and penalties related to income tax matters as other expense, except for interest and penalties related to uncertain tax positions, which are recorded as income tax expense. The Company did not have any amounts accrued or expensed for interest and penalties with respect to uncertain tax positions for the years ended December 31, 2018 and 2017.

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

The Company estimates the fair value of its assets and liabilities, which qualify as financial instruments, and includes this additional information in the notes to the accompanying consolidated financial statements when the fair value is different from the carrying value of these instruments.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result of income tax effects of the Tax Act, which reduced the corporate federal tax rate from 35.0% to 21.0%, the Company reclassified $0.2 million from accumulated other comprehensive income to retained earnings related to its net investment hedge.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of finalizing the implementation of this guidance. Upon completion, the Company expects to record in its consolidated financial statements a right-of-use asset and related lease liability between $118.0 million and $128.0 million as of January 1, 2019; however, as the Company finalizes the implementation of this guidance, this estimate is subject to change.

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

3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million and recorded a gain on the sale of $13.7 million, net of taxes.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2018, the Disposed Business met the criteria to be classified as held for sale and to be presented as a discontinued operation. Accordingly, the Company reclassified the results of operations, financial position and cash flows of the Disposed Business to discontinued operations in its accompanying consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows for all periods presented.

The summarized financial information related to the Disposed Business that has been excluded from continuing operations and reported as a discontinued operation in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$269,751	$270,788
Cost of goods sold	195,767	195,116
Gross profit	73,984	75,672
Operating expenses:
Selling, general and administrative expenses	55,383	61,700
Depreciation and amortization	4,759	5,989
Total operating expenses	60,142	67,689
Income from operations	13,842	7,983
Interest expense	(38)	(60)
Other (expense) income, net	(6)	14
Income from discontinued operations before income taxes	13,798	7,937
Income tax expense	3,275	3,363
Net income from discontinued operations, net of tax	$10,523	$4,574

The operating results reflected above do not fully represent the Disposed Business' historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposed Business.

4.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly the results of operations of the acquired entities are included in the Company’s accompanying consolidated financial statements from the acquisition dates. The purchase prices are allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of December 31, 2018 and December 31, 2017. The fair value of acquired intangible assets, primarily related to tradenames and customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates.

2018 Acquisitions

Agan Drywall, Inc., Agan Drywall Supply Rapid City, and Agan Tri-State Drywall Supply, Inc.

On October 1, 2018, the Company acquired the operations and substantially all of the assets of Agan Drywall Supply, Inc., Agan Drywall Supply Rapid City, Inc., and Agan Tri-State Drywall Supply, Inc. (collectively, "Agan"). Agan was a distributor of wallboard, metal framing, insulation and complementary products and operated three branches in South Dakota and Iowa.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

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

ArmCom Distributing Company

On February 1, 2018, the Company acquired the operations and substantially all of the assets of ArmCom Distributing Company ("ArmCom"), a division of St. Paul Linoleum and Carpet Company. ArmCom was an independent distributor of suspended ceiling systems and operated five branches in Minnesota, North Dakota, South Dakota and Nebraska.

RM Supply

On February 1, 2018, the Company acquired all of the stock of RM Supply, Inc. and certain assets of JMB Transportation, L.L.C. (collectively, “RM Supply”). RM Supply was an independent distributor of wallboard, metal framing, insulation, and wallboard accessories. RM Supply operated two branches in Missouri.

For the year ended December 31, 2018, the Company completed four acquisitions ("the 2018 acquisitions") for an aggregate purchase price of $94.1 million. The 2018 acquisitions contributed net sales of $62.9 million and income from operations of $2.6 million in the year ended December 31, 2018. The purchase price of the 2018 acquisitions ranged from $6.2 million to $49.3 million some of which were or are subject to normal working capital adjustments. The 2018 acquisitions are not considered material, individually or in aggregate. The following table summarizes, on an aggregate basis, the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the 2018 acquisitions summarized above (in thousands):

Year Ended December 31, 2018
Assets acquired:
Cash	$672
Accounts receivable	19,450
Other receivables	1,470
Inventories	11,558
Prepaid and other current assets	73
Property and equipment	9,843
Goodwill	34,314
Intangible assets	25,812
Other assets	74
Total assets acquired	103,266
Liabilities assumed:
Accounts payable	(7,162)
Deferred tax liability	(1,019)
Accrued expenses and other current liabilities	(936)
Total liabilities assumed	(9,117)
Total net assets acquired	$94,149

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the 2018 acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. The Ciesco, ArmCom and Agan acquisitions were treated as asset purchases, and the RM Supply acquisition was treated as a stock purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of these acquisitions will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the 2018 acquisitions is not presented as the 2018 acquisitions are not considered material to the Company's consolidated financial statements.
2017 Acquisitions

Dominion Interior Supply

On January 3, 2017, the Company acquired the operations and certain assets of Dominion Interior Supply Corporation and Dominion Interior Supply of Roanoke LLC (collectively, "Dominion Interior Supply"). Dominion Interior Supply was a supplier of suspended ceiling systems to commercial and residential developers in Virginia and North Carolina. Dominion Interior Supply operated four branches.

Irwin Builders Supply Corporation

On April 3, 2017, the Company acquired the operations and certain assets of the specialty building products division of Irwin Builders Supply Corporation ("Irwin") located in Irwin, Pennsylvania. Irwin was a provider of a broad range of building products including wallboard, metal framing, suspended ceiling systems, insulation and other complementary products to the Pennsylvania market. Irwin operated one branch in Pennsylvania.

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

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

For the year ended December 31, 2017, the Company completed nine acquisitions (the "2017 acquisitions") for an aggregate purchase price of $74.6 million. The 2017 acquisitions contributed net sales of $68.8 million and income from operations of $3.8 million in the year ended December 31, 2017. The purchase price of the 2017 acquisitions ranged from $0.7 million to $20.6 million some of which were subject to normal working capital adjustments. The 2017 acquisitions are not considered material, individually or in aggregate. The following table summarizes, on an aggregate basis, the estimated fair values of the assets acquired and liabilities assumed as of the 2017 acquisition date for the acquisitions summarized above (in thousands):

Year Ended December 31, 2017
Assets acquired:
Cash	$1,593
Accounts receivable	18,118
Other receivables	1,457
Inventories	9,207
Prepaid and other current assets	300
Property and equipment	8,799
Goodwill	26,096
Intangible assets	18,773
Other assets	66
Total assets acquired	84,409
Liabilities assumed:
Accounts payable	(8,474)
Accrued expenses and other current liabilities	(1,304)
Long-term liabilities	—
Total liabilities assumed	(9,778)
Total net assets acquired	$74,631

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions. Goodwill attributable to the 2017 acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible, and with the exception of the DPSI acquisition, each of the 2017 acquisitions was treated as an asset purchase for tax purposes. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments, however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. The pro forma impact of the 2017 acquisitions is not presented, as the 2017 acquisitions are not considered material to the Company's consolidated financial statements.

5.    Goodwill and Intangible Assets

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(10,423)	$5,557	$15,980	$(7,283)	$8,697
Customer relationships	250,498	(112,757)	137,741	225,488	(72,349)	153,139
Other intangible assets	3,489	(911)	2,578	3,462	(762)	2,700
	$269,967	$(124,091)	$145,876	$244,930	$(80,394)	$164,536

The weighted average amortization period of these intangible assets in the aggregate is 3.9 years. Total amortization expense of intangible assets above was $44.0 million and $41.5 million for the years ended December 31, 2018 and 2017, respectively.
Future amortization for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,
2019	$45,871
2020	44,709
2021	27,074
2022	11,930
2023	5,547
Thereafter	10,745
$145,876

Changes in goodwill between December 31, 2017 and December 31, 2018, consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2017	$452,728
Goodwill acquired	34,314
Purchase price allocation adjustments from prior periods	64
Impact of foreign currency exchange rates	(2,165)
Balance at December 31, 2018	$484,941

Changes to initial purchase price allocations related to acquisitions may arise from changes in estimates from conditions that existed at the applicable acquisition date and as a result of net working capital adjustments. The Company performed its goodwill impairment test as of October 1, 2018, and the fair value substantially exceeded the carrying value, as such, there was no impairment related to goodwill.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

6.    Income Taxes

The components of (loss) income before income taxes for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
United States	$(47,873)	$62,753
Foreign	5,826	9,188
(Loss) income before taxes	$(42,047)	$71,941

The following table shows the (benefit) expense for income taxes (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Current:
Federal	$(374)	$(1,614)
State	494	795
Foreign	1,787	2,041
	1,907	1,222

Deferred:
Federal	(5,189)	(8,624)
State	(2,328)	1,028
Foreign	(18)	409
	(7,535)	(7,187)
Income tax benefit	$(5,628)	$(5,965)

The differences between income taxes expected at the U.S. federal statutory rate of 21.0% and the reported income tax benefit are summarized as follows (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Tax computed at federal statutory rate	$(8,830)	$25,168
State income tax, net of federal benefit	(451)	1,940
Permanent items	510	624
Transaction costs	21	517
Global intangible low taxed income	538	—
Foreign rate differential	350	(773)
Gain on tax receivable agreement	(250)	(23,812)
Rate change	47	(9,100)
Valuation allowance	(471)	864
Other	2,908	(1,393)
Income tax benefit	$(5,628)	$(5,965)

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows significant components of the Company’s deferred tax assets and liabilities (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Deferred tax assets (liabilities):
Definite-lived intangible assets	$851	$(16,806)
Indefinite-lived intangible assets	(15,900)	(11,074)
Property, plant and equipment	(21,490)	(13,862)
Inventories and related reserves	3,891	4,625
Accrued compensation	259	547
Allowance for doubtful accounts	935	1,458
Capital lease obligations	2,354	2,964
Derivative on foreign currency	—	(1,585)
Net operating loss carryforwards	1,579	14,801
Interest expense carryforward	6,315	—
Other, net	920	1,884
Total deferred tax liabilities	(20,286)	(17,048)
Valuation allowance	(392)	(864)
Total deferred tax liabilities, net	$(20,678)	$(17,912)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative federal tax loss incurred over the three-year period ended December 31, 2018 of $66.6 million. Such objective evidence limits the ability to consider other subjective evidence, such as the Company's projections for future growth.

The Company has sufficient taxable temporary differences, excluding those associated with indefinite lived assets and goodwill, to enable the use of the tax benefits of most operating loss carryforwards and deductible temporary differences, irrespective of future taxable income. More specifically, the Company is in a net deferred tax liability position (after excluding those associated with indefinite-lived assets and goodwill) in the United States and Canada because of substantial deferred tax liabilities for depreciable property and equipment that will offset the reversal of the deferred tax assets in the future before the expiration of most deferred tax assets. Consolidated deferred tax liabilities associated with indefinite lived assets and goodwill were $15.9 million and $11.1 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had state income tax net operating loss carryforwards of $27.9 million. These carryforwards will expire on various dates in the next 20 years as follows (in millions):

State
2020-2025	$2.8
2026-2031	6.7
2032-2037	18.4
$27.9

At December 31, 2018, the Company had federal tax credit carryforwards of $0.2 million. These carryforwards become refundable and will be refunded by 2022.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Based on the positive and negative evidence reviewed, the Company believes that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to single filing states of a liquidated subsidiary will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.4 million on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2018, will be accounted for as a reduction of income tax expense.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company had no material uncertain tax positions for which it recognized a benefit at December 31, 2018 and December 31, 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2018 and December 31, 2017. The Company does not anticipate a significant change in its unrecognized tax benefits over the next 12 months.

On December 22, 2017, the United States government enacted the Tax Act resulting in significant modifications to existing law. The Company follows the guidance in Staff Accounting Bulletin 118, which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Tax Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Tax Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

The Company had completed the accounting for the effects of the Tax Act during the year ended December 31, 2017, except for the repricing of ending deferred taxes due to the reduction in the corporate tax rate and the impact of the one-time deemed repatriation transition tax on unrepatriated foreign earnings. As a result, the Company's financial statements for the year ended December 31, 2017 reflect these effects of the Tax Act as provisional based on a reasonable estimate of the income tax effects. The Company included a provisional reduction in deferred tax liability and corresponding provisional reduction in tax provision expense of $9.1 million in relation to the repricing of its ending deferred tax balance. The Company concluded its analysis in the fourth quarter of 2018 and no adjustment to the provisional amount is required.

The Company had also included a provisional income tax payable in the amount of $0.5 million related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings. The provisional amount was based on information available at the time, including estimated tax earnings and profits and tax pools from foreign investments. During the first quarter of 2018, the Company recorded a provisional adjustment in the amount of $0.3 million. The Company completed its computation of the transition tax during the fourth quarter of 2018, which resulted in no further adjustments to income tax payable.

The Tax Act also subjects United States stockholders to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB staff Q&A, Topic 740 No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

The Company considers the earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings. As required by the Tax Act, the Company has recorded a tax liability related to the U.S. federal income taxes on approximately $12.1 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. However, the Company has not recorded a deferred tax liability for state and foreign withholding taxes associated with the repatriation of those foreign earnings.  If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States.

We are subject to taxation in the United States and Canada. The tax years 2015 and thereafter remain open to examination for the Company and predecessor entities by the United States federal and Canadian tax authorities. With few exceptions, predecessor entities are also subject to examination for the 2014 taxable year by United States state and local tax authorities.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

7.    Property and Equipment

Property and equipment as of December 31, 2018 and December 31, 2017, consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Vehicles and equipment	$137,033	$108,130
Buildings and leasehold improvements	28,067	21,825
Machinery and equipment	26,163	20,849
Software and computers	24,068	23,526
Land	8,133	14,041
Assets to be placed into service	2,419	—
Furniture and fixtures	1,750	1,464
	227,633	189,835
Less: accumulated depreciation	(75,992)	(45,311)
	$151,641	$144,524

Depreciation expense for property and equipment was $33.4 million and $29.4 million for the years ended December 31, 2018 and 2017, respectively.

8.    Long-Term Debt

Notes payable consisted of the following at December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
2018 Term Loan Facility	$450,000	$—
Unamortized deferred financing and issuance costs - term loan	(7,500)	—
Revolving credit facilities	146,000	47,486
Unamortized deferred financing costs - revolving credit facilities	(4,673)	(3,164)
Senior secured notes	—	575,000
Unamortized debt issuance costs - senior secured notes	—	(40,621)
	$583,827	$578,701

2018 Term Loan Facility

On August 13, 2018, the Company entered into a credit agreement by and among Alpha, Holdco, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “2018 Term Loan Facility”). The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at the Company’s option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility will bear interest at Holdco’s option at either (a) a LIBOR rate determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00) or (b) a base rate determined by reference to the highest of (i) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (ii) the federal funds effective rate plus 0.50% and (iii) a one-month LIBOR rate plus 1.0%, plus an applicable margin of 2.25% (or 2.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00). The Company will be required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the initial term loans made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the initial term loans (as defined in the 2018 Term Loan Facility).

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

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

2018 Revolving Credit Facility

On August 13, 2018, Alpha, Holdco, as the lead borrower, the additional U.S. borrowers party thereto from time to time, the Canadian borrowers party thereto from time to time (collectively, the “ABL Borrowers”), the lenders party thereto from time to time, Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”), and the other agents party thereto, entered into the ABL Credit Agreement (the “2018 ABL Credit Agreement”), including the exhibits and schedules thereto (collectively, the “2018 Revolving Credit Facility”)

The 2018 Revolving Credit Facility provides for senior secured revolving credit financing, including a United States revolving credit facility of initially up to $375.0 million (the “United States Revolving Credit Facility”), a Canadian revolving credit subfacility of initially up to $75.0 million (the “Canadian Revolving Credit Subfacility”) and a “first-in-last-out” (“FILO”) subfacility in an amount of up to $25.0 million in amortizing loans (the “FILO Subfacility”), subject, in each case, to availability under the respective borrowing bases for each facility. The aggregate amount of the 2018 Revolving Credit Facility is $375.0 million. The 2018 Revolving Credit Facility includes a letter of credit subfacility, which permits up to $10.0 million of letters of credit under the United States Revolving Credit Facility (which may be denominated in United States dollars) and up to the dollar equivalent of $5.0 million of letters of credit under the Canadian Revolving Credit Subfacility (which may be denominated in Canadian dollars or United States dollars). In addition, pursuant to the 2018 Revolving Credit Facility, up to $50.0 million in the case of the United States Revolving Credit Facility, and $10.0 million in the case of the Canadian Revolving Credit Subfacility, may be short-term borrowings upon same-day notice. The 2018 Revolving Credit Facility is scheduled to mature on August 13, 2023.

The amount of available credit for each of the United States Revolving Credit Facility and the Canadian Revolving Credit Subfacility changes every month, depending on the amount of eligible trade accounts, eligible credit card receivables, eligible inventory, eligible qualifying equipment and eligible cash the United States and Canadian loan parties have available to serve as collateral. Generally, each of the United States Revolving Credit Facility and the Canadian Revolving Credit Subfacility is limited to the sum of (a) 85% of eligible trade accounts (as defined in the 2018 Revolving Credit Facility), plus (b) 90% of eligible credit card accounts (as defined in the 2018 Revolving Credit Facility), plus (c) the lesser of (i) 75% of the value of the eligible inventory (as defined in the 2018 Revolving Credit Facility) and (ii) 85% of the net orderly liquidation value of the eligible inventory, plus (d) the lesser of (i) 85% of the net orderly liquidation value of eligible qualifying equipment and (ii) the amount obtained by multiplying (A) the amount obtained by dividing (x) the amount set forth in clause (c)(i) above by (y) the net book value of all eligible qualifying equipment as of the most recent annual appraisal, by (B) the net book value of eligible qualifying equipment (subject to amounts contributed to the borrowing base pursuant to this clause (d) being capped at the lesser of $50.0 million and 15% of the loan limit (as defined in the 2018 Revolving Credit Facility)), plus (e) eligible cash (as defined in the 2018 Revolving Credit Facility), minus (f) any eligible reserves on the borrowing base (as defined in the 2018 Revolving Credit Facility). The FILO Subfacility is limited to the sum of (a) 5% of the book value of eligible trade accounts (as defined in the 2018 Revolving Credit Facility) of each United States loan party (subject to such percentage being automatically reduced by 0.278% on each FILO amortization date (as defined in the 2018 Revolving Credit Facility)), plus (b) 10% of the value of eligible inventory (as defined in the 2018 Revolving Credit Facility) of each United States loan party (subject to such percentage being automatically reduced by 0.556% on each FILO amortization date (as defined in the 2018 Revolving Credit Facility)), minus (c) eligible reserves on the United States borrowing base. Available credit for each tranche is calculated separately, and the borrowing base components are subject to customary reserves and eligibility criteria.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Borrowings under the 2018 Revolving Credit Facility bear interest, at the Company’s option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.25% to 0.75% pursuant to a grid based on average excess availability) or the London Interbank Offered Rate (“LIBOR”) or Canadian CDOR rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.25% to 1.75% pursuant to a grid based on average excess availability). Loans under the FILO Subfacility within the 2018 Revolving Credit Facility bear interest at the same rate as the United States and Canadian tranches plus 50 basis points. In addition to paying interest on outstanding principal under the 2018 Revolving Credit Facility, the ABL Borrowers are required to pay a commitment fee in respect of the unutilized commitments under the 2018 Revolving Credit Facility ranging from 0.250% to 0.375% per annum and determined based on average utilization of the 2018 Revolving Credit Facility (increasing when utilization is low and decreasing when utilization is high).

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s pro forma adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended December 31, 2018 as though they had been consummated on the first day of the first quarter of 2018. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of December 31, 2018, the Company had $146.0 million of outstanding borrowings and $229.0 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility from August 13, 2018 to December 31, 2018 was 3.8%.

On November 9, 2018, the Company terminated the $25.0 million FILO Subfacility.

In January 2019, the Company executed an interest rate swap with a notional amount of $310.0 million with an interest rate of 2.52% to hedge the interest rate risk related to the LIBOR rate under the 2018 Term Loan Facility and 2018 Revolving Credit Facility through January 2022. The interest rate swap qualifies for hedge accounting. As such, the changes in the fair value of this hedging instrument will be included in the statement of comprehensive income in accumulated other comprehensive income at each period end. There is no significant counterparty credit risk associated with this interest rate swap.

2016 ABL Credit Facility

On August 13, 2018, Alpha terminated its revolving commitments under its $300.0 million 2016 ABL Credit Facility. The weighted average interest rate for borrowings under the 2016 ABL Credit Facility up to August 13, 2018 was 3.4%. Upon termination of the 2016 ABL Credit Facility, the Company expensed $0.7 million in deferred financing costs and carried over $2.6 million of deferred financing costs to the 2018 Revolving Credit Facility.

Senior Secured Notes

On August 15, 2018, the Company redeemed all of the $575.0 million principal amount of its outstanding Senior Secured Notes (the "Notes") at a redemption price equal to 104.125% of the principal amount of Notes being redeemed plus accrued and unpaid interest. The Notes were issued in a private placement on August 9, 2016, at an issue price of 100% of the principal with a stated interest rate of 8.25%.

Upon redemption of the Notes, the Company expensed $57.8 million of deferred financing costs, original issuance discounts and prepayment premiums, which are included in the statement of operations in loss on extinguishment of debt.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Debt Issuance Costs

Unamortized deferred financing and issuance costs as of December 31, 2018 were $12.2 million, of which $7.5 million were included in long-term portion of term loan, net in the accompanying consolidated balance sheet and $4.7 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying consolidated balance sheet. Unamortized debt issuance costs as of December 31, 2017 were $43.8 million, of which $40.6 million was included in long-term portion of notes payable, net in the accompanying consolidated balance sheet and $3.2 million for the 2016 ABL Credit Facility was included in other long-term assets in the accompanying consolidated balance sheet.

As of December 31, 2018, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

9.    Derivatives and Hedging Activities

The Company uses derivatives to manage selected foreign currency exchange rate risk for its investments in foreign subsidiaries. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by foreign currency exchange rate fluctuations and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

Net Investment Hedge

As of December 31, 2018, the amount of notional foreign currency exchange rate contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The net investment hedge is measured at fair value within the accompanying consolidated balance sheet either as an asset or a liability. As of December 31, 2018, the fair value of the derivative instrument was $4.3 million and was recorded in non-current other assets. As of December 31, 2017, the fair value of the derivative instrument was $2.4 million and was recorded in other long-term liabilities.

For the year ended December 31, 2018, the Company recognized a gain of $4.4 million, net of tax of $2.0 million, recorded in comprehensive income (loss). The Company recognized a loss of $3.0 million, net of taxes of $1.8 million, for the year ended December 31, 2017, recorded in comprehensive income (loss) related to the net investment hedge.

The Company also recorded a gain of $0.3 million for the year ended December 31, 2018, in other income (expense), net related to the ineffective portion of the net investment hedge. The Company recorded a loss of $0.2 million for the year ended December 31, 2017, in other income (expense), net related to the ineffective portion of the net investment hedge.

Embedded Derivative

On August 15, 2018, the Company redeemed its Notes at a price equal to 104.125% of the principal amount, plus accrued and unpaid interest.

The Company had the option to prepay its Notes at any time prior to August 15, 2018, at a price equal to 100% of the principal amount, plus an applicable premium and any accrued and unpaid interest.

Included in the Notes was an optional prepayment period through August 15, 2018, which allowed using proceeds from an equity offering, which constituted an embedded derivative and was bifurcated from the debt host and accounted for separately. The embedded derivative was recorded at fair value at inception until August 15, 2018, with any changes in fair value from inception recorded in earnings. The fair value of the embedded derivative as of December 31, 2017, was $0, due to a minimal probability of an equity offering occurring where the proceeds were used to pay down the Notes prior to the expiration of the optional prepayment time period.

The change in fair value for the years ended December 31, 2018 and December 31, 2017 was $0 and $13.2 million, respectively, and was included in the statements of operations in other income, net.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

10.    Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive income (loss) consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments. For the year ended December 31, 2018, $0.2 million was reclassified to retained earnings as a result of income tax effects of the Tax Act, which reduced the corporate federal tax rate from 35.0% to 21.0%. For the year ended December 31, 2017, there were no reclassifications out of accumulated other comprehensive income.

The components of accumulated other comprehensive loss for the year ended December 31, 2018 were as follows (in thousands):

	Cumulative unrealized foreign currency translation gains and (losses)	Unrealized (loss) gain on derivative, net of tax	Total
Balance at December 31, 2017	$3,863	$(1,509)	$2,354
Other comprehensive (loss) income	(6,948)	4,413	(2,535)
Balance at December 31, 2018	$(3,085)	$2,904	$(181)

11.    Related Parties

During the years ended December 31, 2018 and 2017, the Company paid management fees and certain expenses to an affiliate of Lone Star Fund IX (U.S.) L.P., together with certain of its affiliates and associates (excluding us and other companies it owns as a result of its investment activities) ("Lone Star"), of $0 million and $0.4 million, respectively.

12.    Lease Commitments

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

Rent expense was $33.4 million and $28.5 million for the years ended December 31, 2018 and 2017, respectively.

Minimum annual lease commitments under non-cancelable operating leases are summarized as follows (in thousands):

Years Ending December 31,	Total
2019	$29,289
2020	26,202
2021	23,796
2022	18,120
2023	12,647
Thereafter	19,856
$129,910

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Following is a summary of non-cancelable capital lease commitments (in thousands):

Years Ending December 31,	Total
2019	$2,675
2020	2,573
2021	2,216
2022	1,380
2023	987
Thereafter	—
$9,831

13.    Stock-Based Compensation

The Company has a 2017 Stock Incentive Plan ("the 2017 SIP") that provides for granting of stock options, restricted stock units and other equity awards. The 2017 SIP authorizes 3,636,000 shares of common stock for issuance. The 2017 SIP is designed to motivate and retain individuals who are responsible for the attainment of the Company's primary long-term performance goals.

The Company utilizes the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options granted during the years ended December 31, 2018 and 2017. The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Due to the recent date of the IPO, the Company does not have sufficient history to estimate the expected volatility of its common stock price. Thus, expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. The Company estimates the expected term of all stock options based on the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0.0% as the Company has not declared any common stock dividends to date and does not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the common stock at the date of grant. Forfeitures are recorded when incurred. The weighted average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2018 and 2017, are set forth below:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Expected term (in years)	6.25	6.25
Expected volatility	44.8%	49.8%
Risk-free interest rate	2.8%	2.1%
Expected dividend	—	—
Weighted average fair value at grant date	$7.30	$7.02

During the years ended December 31, 2018 and 2017, the Company granted 340,558 and 225,745 stock options, respectively, to employees that vest based on service only. All of these awards vest over a four-year period. The Company did not issue any stock options prior to its IPO in February 2017.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Information related to the stock options granted during the years ended December 31, 2018 and 2017 is as follows:

	2017 Stock Incentive Plan
	Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Options granted	225,745	14.01
Options exercised	—	—
Options canceled/forfeited	(1,390)	14
Outstanding at December 31, 2017	224,355	$14.01
Options exercisable at December 31, 2017	—	$—
Options granted	340,558	$15.39
Options exercised	(1,641)	11.27
Options canceled/forfeited	(29,689)	14.77
Outstanding at December 31, 2018	533,583	$14.86
Options exercisable at December 31, 2018	53,497	$14.09

The intrinsic value of all stock options outstanding at December 31, 2018 and December 31, 2017 was $0 and $0.2 million, respectively.

A summary of the Company’s non‑vested stock options for the years ended December 31, 2018 and 2017 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
December 31, 2016	—	$—
Granted	225,745	7.02
Canceled/forfeited	(1,390)	7.04
December 31, 2017	224,355	$7.02
Granted	340,558	$7.30
Vested	(55,919)	7.02
Canceled/forfeited	(28,908)	7.20
December 31, 2018	480,086	$7.21

During the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $0.8 million and $0.3 million, respectively.

As of December 31, 2018, there was approximately $2.7 million of total unrecognized compensation cost related to non‑vested stock options granted under the 2017 SIP. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The following tabulation summarizes certain information about outstanding and exercisable stock options at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	December 31, 2018	Weighted Average remaining Contractual Life in Years	Weighted Average Exercise Price	December 31, 2018	Weighted Average Exercise Price
$11.00 - $12.99	4,926	8.6	$11.27	—	$—
$13.00 - $14.99	201,717	8.1	14.02	51,523	14.00
$15.00 - $16.99	326,940	9.2	15.43	1,974	16.47
	533,583	8.8	$14.86	53,497	$14.09

The following table summarizes all unvested restricted stock unit activity for the year ended December 31, 2018:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2017	128,815	$14.18
Granted	286,808	15.16
Vested	(50,355)	14.55
Canceled/forfeited	(15,754)	14.82
Unvested balance at December 31, 2018	349,514	$14.90

The intrinsic value of all outstanding restricted stock units at December 31, 2018 and December 31, 2017 was $5.2 million and $1.9 million, respectively.

During the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $1.5 million and $0.4 million, respectively.

As of December 31, 2018, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.

During the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense related to a fully vested stock award of $0 million and $1.5 million, respectively. The total number of stock units issued related to this award for the year ended December 31, 2017 was 91,168.

14.    Long-Term Incentive Plan

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

The Board of the Company administers the LTIP and awards pool units. Pool units vest 10% each year for the first three years. Pool units, whether vested or unvested, that are outstanding on the 5th anniversary of the date the award was granted will be forfeited on that date or, upon the date the participant ceases employment. Pool units will remain outstanding for a period of six months from the date of such termination if the termination is without cause, a resignation for good reason, due to death or due to disability. Total pool units available for grant under the LTIP is 1,000,000. At December 31, 2018 and December 31, 2017, there were 867,000 and 925,000 pool units outstanding, respectively.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The Company maintains an incentive pool account and upon a monetization event and obtaining a cumulative internal rate of return of at least 15%, the Company will credit to the incentive pool account amounts as defined in the LTIP and determined by the cumulative internal rate of return achieved at the time of the monetization event. A monetization event, as defined by the LTIP, is one of the following transactions: (a) the Company is sold, transferred or otherwise disposed of to an unrelated third party for cash; (b) a firm commitment underwritten public offering of the equity interests of the Company; or (c) the payment by the Company of any cash distributions to investors. Following a monetization event, the value of any incentive amount to be paid to a participant will be determined by the percentage of a participant’s pool units awarded to the total pool units awarded under the LTIP times the amount in the incentive pool account. Participants will be paid within 60 days following the monetization event.

At December 31, 2018, there had not been a monetization event and, therefore, no amounts were accrued in the accompanying consolidated balance sheets and no expense has been recognized for the LTIP. On February 15, 2017, the Company completed the IPO; however, the IPO was not a monetization event and no payout was triggered under the LTIP.

15.    Retirement Plan

The Company's subsidiaries have multiple retirement savings plans for all eligible full-time employees under Section 401(k) of the Internal Revenue Code. The plans allow participants to contribute a portion of their earnings to the plans. The plans allow the Company, at its discretion, to match a certain percentage of the employees’ contributions, limited to a certain percentage of eligible compensation. There were contributions to the plans of $4.7 million and $4.2 million for the years ended December 31, 2018 and 2017, respectively.

16.    Contingencies

The Company is involved in certain legal actions arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters, as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred.

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of December 31, 2018, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

17.    Fair Value Measurement

The Company’s financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt and accrued liabilities. The carrying value of the Company’s trade receivables, trade payables, the 2018 Revolving Credit Facility and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2018, is as follows (in thousands):

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets
Derivative assets (Note 9)	$—	$4,344	$—	$4,344

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2017 is as follows (in thousands):

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liability
Derivative liability (Note 9)	$—	$(2,364)	$—	$(2,364)

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

18.    Segments

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.

Based on the provisions of ASC 280, the Company has defined its operating segments by considering management structure and product offerings. This evaluation resulted in one reportable segment.

As discussed in Note 3, Discontinued Operations, the Company closed the sale of the Disposed Business on November 1, 2018, which was previously reported as the Mechanical Insulation segment. The previously reported amounts for the Mechanical Insulation segment have been reclassified to discontinued operations for all periods presented. The Company’s continuing operations now consist of what was previously reported as the Specialty Building Products segment for all periods presented.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The following table provides information about the Company by geographic areas (in thousands):

	Year Ended December 31,
	2018	2017
United States	$1,820,589	$1,575,500
Canada	223,723	214,614
Total	$2,044,312	$1,790,114

For the years ended December 31, 2018 and 2017, no customer comprised more than 10% of net sales.

The following table sets forth property, plant and equipment, goodwill and intangibles by geographic area (in thousands):

	Year Ended December 31,
	2018	2017
Property, plant and equipment, net
United States	$137,252	$128,895
Canada	14,389	15,629
Total property, plant and equipment, net	$151,641	$144,524
Goodwill
United States	$460,384	$425,931
Canada	24,557	26,797
Total goodwill	$484,941	$452,728
Intangibles, net
United States	$141,186	$157,442
Canada	4,690	7,094
Total intangibles, net	$145,876	$164,536

The Company’s net sales by major product line are as follows (in thousands):

	Year Ended December 31,				Change
	2018		2017		$	%

Wallboard	$781,257	38.2%	$701,467	39.2%	$79,790	11.4%
Suspended ceiling systems	379,809	18.6%	328,815	18.4%	50,994	15.5%
Metal framing	361,493	17.7%	280,410	15.7%	81,083	28.9%
Complementary and other products	521,753	25.5%	479,422	26.8%	42,331	8.8%
Total net sales	$2,044,312	100.0%	$1,790,114	100.0%	$254,198	14.2%
Total gross profit	$590,359		$522,189		$68,170
Total gross margin	28.9%		29.2%		(0.3)%

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

19. Other Current Liabilities

The balance of other current liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Accrued expenses	$5,080	$6,919
Accrued interest	1,315	18,093
Accrued other	13,584	12,258
Total other current liabilities	$19,979	$37,270

20. Tax Receivable Agreement

In connection with the IPO, the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances is deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (a) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (b) net operating losses, (c) tax credits and (d) certain other tax attributes. During the three months ended March 31, 2017, the Company recorded a liability of $203.8 million, with a corresponding offset to additional paid-in capital for the TRA. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early.

During the three months ended December 31, 2017, the Company recorded a gain in other income of $68.0 million due to the federal income tax rate being reduced from 35.0% to 21.0% as part of the Tax Act. As of December 31, 2018, and December 31, 2017, the TRA liability balance was $134.6 million and $135.8 million, respectively. The first payment related to the TRA was made in January 2019 for $16.7 million and was reflected as a current liability as of December 31, 2018.

21. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period, divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Year Ended December 31,
	2018	2017
Weighted average shares used in basic computations	42,892,879	41,486,496
Dilutive effect of stock options and restricted stock units	22,149	4,157
Weighted average shares used in diluted computations	42,915,028	41,490,653

For the years ended December 31, 2018 and 2017, there were 68,820 and 104,324 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

22.    Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the four quarters in the years ended December 31, 2018 and 2017. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Net sales	$463,661	$522,219	$542,273	$516,159
Gross profit	$134,437	$146,267	$154,037	$155,618
Net (loss) income from continuing operations	$(2,264)	$1,473	$(37,553)	$1,925
Net (loss) income per share - basic (1)	$(0.05)	$0.03	$(0.88)	$0.04
Net (loss) income per share - diluted (1)	$(0.05)	$0.03	$(0.88)	$0.04

(1) Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share does not equal the total earnings per share computed for the year due to rounding.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Net sales	$418,463	$460,086	$467,891	$443,674
Gross profit	$122,426	$130,729	$135,883	$133,151
Net income (loss) from continuing operations	$3,171	$(146)	$122	$74,759
Net income per share - basic (1)	$0.09	$—	$—	$1.74
Net income per share - diluted (1)	$0.09	$—	$—	$1.74

(1) Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share does not equal the total earnings per share computed for the year due to rounding.

23.    Subsequent Events

On February 1, 2019, the Company acquired certain assets of Builders’ Supplies Limited II and all of the shares of 2168828 Alberta Inc. and 2168829 Alberta Inc. (collectively, "BSL"). BSL was an independent distributor of specialty building products including wallboard, metal framing, suspended ceiling systems and insulation in the commercial market. BSL operated three branches in the Greater Toronto Area in Ontario, Canada.

Any adjustments to the purchase price allocation of this acquisition will be made as soon as practicable but no later than one year from the acquisition date.

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

As required by Rule 13a-15(c) under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Foundation Building Materials, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Foundation Building Materials, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2019

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 will be included in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2018, and is incorporated by reference herein.

Item 11.    Executive Compensation.

The information required by this Item 11 will be included in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2018, and is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2018, and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2018, and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2018, and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following are filed as part of this Annual Report:

1.Financial Statements

The following consolidated financial statements for Foundation Building Materials, Inc. are included in Item 8, Financial Statements and Supplementary Data.

•Consolidated Balance Sheets as of December 31, 2018 and 2017.

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017.

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018 and 2017.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.
•Notes to Consolidated Financial Statements.
•Quarterly Results of Operations.

2.     Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewithin
2.1+	Share Purchase Agreement, dated as of July 4, 2016, by and among Construction Products Acquisition, LLC, Superior Plus LP and Superior Plus U.S. Holdings Inc.	S-1	333-215557	2.1	1/13/2017
2.2+	First Amendment to Share Purchase Agreement, dated as of August 9, 2016, by and among Construction Products Acquisition, LLC, Superior Plus LP, and Superior Plus U.S. Holdings Inc.	S-1	333-215557	2.2	1/13/2017
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-215557	3.1	1/31/2017
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-215557	3.2	1/31/2017
4.1	Form of Registration Rights Agreement between Foundation Building Materials, Inc. and LSF9 Cypress Parent 2 LLC.	S-1	333-215557	4.1	1/31/2017
4.2	Indenture, dated as of August 9, 2016, by and among LSF9 Cypress Holdings LLC, FBM Finance, Inc., each of the guarantors party thereto, and Wilmington Trust, National Association, as Trustee and Collateral Agent.	S-1	333-215557	4.2	1/13/2017
10.1	ABL Credit Agreement, dated as of August 9, 2016, by and among LSF9 Cypress Parent LLC, LSF9 Cypress Holdings LLC, the Additional US Borrowers party thereto, the Canadian Borrowers party thereto, the lenders party thereto, Goldman Sachs Bank USA, as Administrative Agent, Bank of America, N.A., as Collateral Agent, Goldman Sachs Bank USA, Bank of America, N.A., as Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and RBC Capital Markets, as Joint Bookrunner.	S-1	333-215557	10.1	1/13/2017

10.2	Incremental Facility Amendment to ABL Credit Agreement, dated as of September 23, 2016, by and among LSF9 Cypress Holdings LLC, the Additional US Borrowers party thereto, the Additional Canadian Borrowers party thereto, LSF9 Cypress Parent LLC, the lenders and issuing banks party thereto, Goldman Sachs Bank USA, as Administrative Agent, Bank of America, N.A., as Collateral Agent, and Goldman Sachs Bank USA, Bank of America, N.A. and Wells Fargo Bank, National Association, acting as Joint Lead Arrangers and Joint Bookrunners and RBC Capital Markets, acting as Joint Bookrunner.	S-1	333-215557	10.2	1/13/2017
10.3	Form of Tax Receivable Agreement.	S-1	333-215557	10.3	1/13/2017
10.4	Form of Indemnification Agreement.	S-1	333-215557	10.4	1/31/2017
10.5#	Employment Agreement by and between Foundation Building Materials, LLC and Ruben Mendoza dated as of October 9, 2015.	S-1	333-215557	10.6	1/13/2017
10.6#	Employment Agreement by and between Foundation Building Materials, LLC and John Gorey dated as of October 9, 2015.	S-1	333-215557	10.7	1/13/2017
10.7#	Employment Agreement by and between Foundation Building Materials, LLC and Pete Welly dated as of October 9, 2015.	S-1	333-215557	10.8	1/13/2017
10.8#	Foundation Building Materials, Inc. 2017 Stock Incentive Plan.	S-8	333-216059	99.1	2/14/2017
10.9#	Form of Grant Notice for 2017 Stock Incentive Plan Nonqualified Stock Options Award.	S-1	333-215557	10.1	1/31/2017
10.10#	Form of Grant Notice for 2017 Stock Incentive Plan Incentive Stock Options Award.	S-1	333-215557	10.11	1/31/2017
10.11#	Form of Grant Notice for 2017 Stock Incentive Plan Restricted Stock Award.	S-1	333-215557	10.12	1/31/2017
10.12#	Form of Grant Notice for 2017 Stock Incentive Plan Restricted Stock Unit Award.	S-1	333-215557	10.13	1/31/2017
10.13#	Form of Grant Notice for 2017 Stock Incentive Plan Performance Restricted Stock Unit Award.	S-1	333-215557	10.14	1/31/2017
10.14#	LSF9 Cypress Parent, LLC Long Term Incentive Plan (with form of award agreement).	S-1	333-215557	10.15	1/13/2017
10.15#	First Amendment to LSF9 Cypress Parent, LLC Long Term Incentive Plan.	S-1	333-215557	10.16	1/13/2017

10.16#	Employment Agreement by and between Foundation Building Materials, LLC and Kirby Thompson dated as of October 9, 2015.	10-K	10.17	3/28/2017
10.17#	Employment Agreement by and between Foundation Building Materials, LLC and Jim Carpenter dated as of October 9, 2015.	10-K	10.18	3/28/2017
10.18#	Employment Agreement by and between Foundation Building Materials, LLC and Barbara Bitzer dated as of March 28, 2017.	8-K	99.1	3/30/2017
10.19#	Employment Agreement by and between Foundation Building Materials, LLC and Richard J. Tilley dated as of March 11, 2016.	10-Q	10.19	5/9/2018
10.20	ABL Credit Agreement dated as of August 13, 2018 among FBM Alpha LLC, as Holdings, Foundation Building Materials Holding Company LLC, as the Lead Borrower, the Additional U.S. Borrowers party thereto, the Canadian Borrowers party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, RBC Capital Markets, and Suntrust Robinson Humphrey, as Joint Lead Arrangers and Joint Bookrunners.	8-K	10.20	8/17/2018
10.21	Term Loan Credit Agreement dated as of August 13, 2018 among FBM Alpha LLC, as Holdings, Foundation Building Materials Holding Company LLC, as the Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent, and RBC Capital Markets, Goldman Sachs Bank USA, Suntrust Robinson Humphrey, Inc. and Stifel Syndicated Credit LLC, as Joint Lead Arrangers and Joint Bookrunners.	8-K	10.21	8/17/2018
10.22	ABL Intercreditor Agreement dated as of August 13, 2018, among Bank of America, N.A., as ABL Agent, Royal Bank of Canada, as First Lien Term Loan Agent, Foundation Building Materials Holding Company LLC, as Lead Borrower, FBM Alpha LLC, as Holdings, the Subsidiaries of Holdings from time to time party hereto and each other party from time to time party hereto.	8-K	10.22	8/17/2018

10.23*+	Stock and Asset Purchase Agreement By and Among SPI LLC, Foundation Building Materials, LLC, FBM Logistics, LLC and FBM Canada SPI, Inc.	X
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished with this Form 10-K.

#	Denotes management compensatory plan or arrangement.

+	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

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

Foundation Building Materials, Inc.

By: /s/ RICHARD TILLEY

Name: Richard Tilley
Title: Vice President, Secretary and General Counsel
Date: February 26, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John Gorey and Richard Tilley, and each of them individually, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RUBEN MENDOZA _________________________________ Ruben Mendoza	President and Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2019

/s/ JOHN GOREY _________________________________ John Gorey	Chief Financial Officer (Principal Financial Officer)	February 26, 2019

/s/ BARBARA BITZER _________________________________ Barbara Bitzer	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

/s/ CHASE HAGIN _________________________________ Chase Hagin	Director	February 26, 2019

/s/ MATTHEW ESPE _________________________________ Matthew Espe	Director	February 26, 2019

/s/ FAREED KHAN _________________________________ Fareed Khan	Director	February 26, 2019

/s/ CHAD LEWIS _________________________________ Chad Lewis	Director	February 26, 2019

/s/ CHRIS MEYER _________________________________ Chris Meyer	Director	February 26, 2019

/s/ JAMES UNDERHILL _________________________________ James Underhill	Director	February 26, 2019

/s/ RAFAEL COLORADO _________________________________ Rafael Colorado	Director	February 26, 2019

/s/ ALLISON NAVITSKAS _________________________________ Allison Navitskas	Director	February 26, 2019