Form 10-Q
period 2019-03-31
Foundation Building Materials, Inc.
filed 2019-05-07
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	FBM	New York Stock Exchange

 As of May 3, 2019, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,987,839.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements
FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$514,872	$463,661
Cost of goods sold	361,912	329,224
Gross profit	152,960	134,437
Operating expenses:
Selling, general and administrative expenses	117,230	104,657
Depreciation and amortization	20,342	18,397
Total operating expenses	137,572	123,054
Income from operations	15,388	11,383
Interest expense	(8,556)	(15,119)
Other income, net	41	74
Income (loss) before income taxes	6,873	(3,662)
Income tax expense (benefit)	2,045	(1,398)
Income (loss) from continuing operations	4,828	(2,264)
Income from discontinued operations, net of tax	—	1,211
Loss on sale of discontinued operations, net of tax	(1,346)	—
Net income (loss)	$3,482	$(1,053)

Earnings (loss) per share data:
Earnings (loss) from continuing operations per share - basic	$0.11	$(0.05)
Earnings (loss) from continuing operations per share - diluted	$0.11	$(0.05)

(Loss) earnings from discontinued operations per share - basic	$(0.03)	$0.03
(Loss) earnings from discontinued operations per share - diluted	$(0.03)	$0.03

Earnings (loss) per share - basic	$0.08	$(0.02)
Earnings (loss) per share - diluted	$0.08	$(0.02)

Weighted average shares outstanding:
Basic	42,932,024	42,879,874
Diluted	42,944,829	42,879,874

Comprehensive income (loss):
Net income (loss)	$3,482	$(1,053)
Foreign currency translation adjustment	1,570	(2,371)
Unrealized (loss) income on derivatives, net of taxes of $1.3 million and $0.5 million, respectively	(3,496)	1,163
Total other comprehensive (loss)	(1,926)	(1,208)
Total comprehensive income (loss)	$1,556	$(2,261)
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$4,978	$15,299
Accounts receivable—net of allowance for doubtful accounts of $3,578 and $3,239, respectively	303,445	276,043
Other receivables	42,908	57,472
Inventories	170,584	165,989
Prepaid expenses and other current assets	13,715	9,053
Total current assets	535,630	523,856
Property and equipment, net	148,491	151,641
Right-of-use assets, net	116,245	—
Intangible assets, net	134,887	145,876
Goodwill	487,888	484,941
Other assets	5,816	10,393
Total assets	$1,428,957	$1,316,707
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$149,519	$137,773
Accrued payroll and employee benefits	21,281	28,830
Accrued taxes	11,043	11,867
Tax receivable agreement	27,676	16,667
Current portion of term loan, net	4,500	4,500
Current portion of lease liabilities	28,061	—
Other current liabilities	18,849	19,979
Total current liabilities	260,929	219,616
Asset-based revolving credit facility	153,500	146,000
Long-term portion of term loan, net	437,158	437,999
Tax receivable agreement	90,272	117,948
Deferred income taxes, net	19,723	20,678
Long-term portion of lease liabilities	96,006	—
Other liabilities	2,937	8,117
Total liabilities	1,060,525	950,358
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,986,683 and 42,907,326 shares issued, respectively	13	13
Additional paid-in capital	333,029	332,330
Retained earnings	37,497	34,187
Accumulated other comprehensive loss	(2,107)	(181)
Total stockholders' equity	368,432	366,349
Total liabilities and stockholders' equity	$1,428,957	$1,316,707

See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,482	$(1,053)
Less: loss on sale of discontinued operations	(1,346)	—
Less: net income from discontinued operations	—	1,211
Net income (loss) from continuing operations	4,828	(2,264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation	8,846	7,685
Amortization of intangible assets	11,496	10,692
Amortization of debt issuance costs and debt discount	539	2,624
Inventory fair value purchase accounting adjustment	196	407
Provision for doubtful accounts	636	413
Stock-based compensation	829	242
Unrealized gain on derivative instruments, net	—	(74)
Loss on disposal of property and equipment	191	12
Right-of-use assets non-cash expense	6,743	—
Deferred income taxes	211	(1,614)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(23,860)	(26,783)
Other receivables	16,851	5,112
Inventories	(2,917)	(4,554)
Prepaid expenses and other current assets	(2,206)	1,211
Other assets	(15)	651
Accounts payable	9,182	8,385
Accrued payroll and employee benefits	(7,601)	1,715
Accrued taxes	(831)	3,035
Other liabilities	(5,409)	(12,007)
Net cash provided by (used in) operating activities from continuing operations	17,709	(5,112)
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(5,242)	(7,286)
Payment of net working capital adjustments related to acquisitions	(13)	(15)
Proceeds from net working capital adjustments related to acquisitions	—	178
Proceeds from the disposal of fixed assets	238	200
Acquisitions, net of cash acquired	(10,757)	(21,233)
Net cash used in investing activities from continuing operations	(15,774)	(28,156)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	145,276	131,224
Repayments of asset-based revolving credit facility	(137,776)	(88,724)
Principal payments for term loan	(1,125)	—
Payment related to tax receivable agreement	(16,667)	—
Tax withholding payment related to net settlement of equity awards	(130)	(45)

Principal repayment of finance lease obligations	(654)	(680)
Net cash (used in) provided by financing activities from continuing operations	(11,076)	41,775
Net cash used in operating activities from discontinued operations	—	(11,429)
Net cash used in investing activities from discontinued operations	(1,346)	(308)
Net cash used in financing activities of discontinued operations	—	(65)
Net cash used in discontinued operations	(1,346)	(11,802)
Effect of exchange rate changes on cash	166	(161)
Net decrease in cash	(10,321)	(3,456)
Cash and cash equivalents at beginning of period	15,299	12,101
Cash and cash equivalents at end of period	$4,978	$8,645

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$79	$—
Cash paid for interest	$8,613	$24,201
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$3,496	$1,163
Goodwill adjustment for purchase price allocation	$187	$202
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands)

Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
Adoption of derivatives guidance	—	—	—	(172)	172	—
Stock-based compensation		—	829	—	—	829
Vesting of restricted stock units	93,014	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(13,657)	—	(130)	—	—	(130)
Other comprehensive loss	—	—	—	—	(2,098)	(2,098)
Net income	—	—	—	3,482		3,482
Balance at March 31, 2019	42,986,683	$13	$333,029	$37,497	$(2,107)	$368,432

Three Months Ended March 31, 2018
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2017	42,865,407	$13	$330,113	$46,184	$2,354	$378,664
Adoption of tax guidance	—	—	—	180	(180)	—
Stock-based compensation	—	—	271	—	—	271
Vesting of restricted stock units	29,050	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(3,205)	—	(45)	—	—	(45)
Other comprehensive loss	—	—	—	—	(1,028)	(1,028)
Net loss	—	—	—	(1,053)	—	(1,053)
Balance at March 31, 2018	42,891,252	$13	$330,339	$45,311	$1,146	$376,809
See accompanying notes to the condensed consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated.

Reorganization

On February 8, 2017, FBM Alpha LLC (formerly known as LSF9 Cypress Parent, LLC) ("Alpha"), transferred its wholly owned direct subsidiary Foundation Building Materials Holding Company LLC (formerly known as FBM Beta LLC and LSF9 Cypress Holdings, LLC) ("Holdco"), and indirectly FBM Finance, Inc., to the Company, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019 (the "2018 10-K").

2.    Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivative and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standard Codification topic 815. This amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2019, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recognized (a) an operating lease liability of $118.3 million, which represents the present value of our remaining lease payments and (b) a related right-of-use asset of $117.4 million. In addition, on January 1, 2019, the Company reclassified certain intangible assets related to real estate leases to right-of-use assets and reclassified its capital lease liability to a finance lease liability in accordance with the applicable transition guidance. The adoption of ASU 2016-02 did not have a material impact on the Company's statement of operations or cash flows. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019.

Recently Issued Accounting Standards

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

3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million and recorded a gain on the sale of $13.7 million, net of taxes. For the three months ended March 31, 2019, the Company recorded a loss on the sale of discontinued operations of $1.3 million related to a customary purchase price adjustment.

The Company reclassified the results of operations and cash flows of the Disposed Business to discontinued operations in its accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2018.

The summarized financial information related to the Disposed Business that has been excluded from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations is as follows (in thousands):

Three Months Ended March 31, 2018
Net sales	$72,636
Cost of goods sold	52,633
Gross profit	20,003
Operating expenses:
Selling, general and administrative expenses	16,770
Depreciation and amortization	1,489
Total operating expenses	18,259
Income from operations	1,744
Interest expense	(13)
Other expense, net	(7)
Income from discontinued operations before income taxes	1,724
Income tax expense	513
Net income from discontinued operations, net of tax	$1,211

The operating results reflected above do not fully represent the Disposed Business' historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposed Business.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

4.    Right-of-Use ("ROU") Assets and Lease Liabilities

The Company leases the majority of its branch locations and office space and also leases vehicles and equipment for use in its operations. At inception, the Company determines whether an agreement represents a lease and at commencement, evaluates each lease agreement to determine whether the lease is an operating or finance lease.

These leases do not have significant rent escalations, holidays, concessions, leasehold improvement incentives, or other build-out clauses. The Company elected to adopt the practical expedient to account for both lease and non-lease components as a single lease component.

Certain leases include one or more options to renew. The exercise of lease renewal options is typically at the Company's discretion. The Company regularly evaluates the renewal options and, when the options are reasonably certain of being exercised, they are included in the lease term.

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for leased facilities and vehicles and equipment, which are paid based on actual costs incurred.

Generally, leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company uses a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment.

The following table summarizes the Company's operating and finance leases by country as of March 31, 2019 (in thousands):

	March 31, 2019
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$97,153	$15,069	$112,222
Accumulated amortization	(6,341)	(651)	(6,992)
Real estate ROU assets, net	$90,812	$14,418	$105,230
Real estate lease liability	$89,373	$14,373	$103,746

Vehicle and equipment ROU assets, gross	$11,149	$586	$11,735
Accumulated amortization	(668)	(52)	(720)
Vehicle and equipment ROU assets, net	$10,481	$534	$11,015
Vehicle and equipment - lease liability	$10,480	$533	$11,013

Total ROU assets, net	$101,293	$14,952	$116,245
Total operating lease liability	$99,853	$14,906	$114,759

Finance leases included in property and equipment, net:
Vehicle and equipment - ROU assets	$6,379	$2,830	$9,209
Accumulated depreciation	(488)	(180)	(668)
Total vehicle and equipment ROU assets, net	$5,891	$2,650	$8,541
Total vehicle and equipment lease liability	$6,335	$2,973	$9,308

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The components of lease cost for the three months ended March 31, 2019, are as follows (in thousands):

		Income Statement Classification
Operating leases:
Lease cost	$8,052	Selling, general and administrative expenses
Variable lease cost	1,053	Selling, general and administrative expenses
Operating lease cost	9,105
Finance leases:
Amortization of ROU assets	668	Depreciation and amortization
Interest on lease liabilities	124	Interest expense
Finance lease cost	792
Total lease cost	$9,897

Supplemental cash flow information for leases for the three months ended March 31, 2019, is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,618
Financing cash flows from finance leases	$654

Right-of-use-assets obtained in exchange for lease obligations:
Finance leases	$185
Operating leases	$120,555

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of March 31, 2019, are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.55	3.89
Weighted average discount rate	4.6%	5.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet at March 31, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2019 (excluding the three months ended March 31, 2019)	$23,041	$2,321	$25,362
2020	27,823	2,891	30,714
2021	25,349	2,429	27,778
2022	19,405	1,483	20,888
2023	13,665	959	14,624
2024 and thereafter	20,914	160	21,074
Total lease payments	$130,197	$10,243	$140,440
Less amount representing interest	(15,438)	(935)	(16,373)
Total	$114,759	$9,308	$124,067

Current portion of lease liabilities	$25,390	$2,671	$28,061
Long-term portion of lease liabilities	$89,369	$6,637	$96,006

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The Company's future minimum operating lease commitments, as of December 31, 2018, under Accounting Standards Codification ("ASC") Topic 840, the predecessor to Topic 842, were as follows:

Years Ending December 31,	Total
2019	$29,289
2020	26,202
2021	23,796
2022	18,120
2023	12,647
Thereafter	19,856
$129,910

5.    Derivatives and Hedging Activities

The Company uses derivatives to manage selected foreign currency exchange rate risk for its investments in foreign subsidiaries and interest rate risk related to its variable rate debt. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by foreign currency exchange rate fluctuations and interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

Interest Rate Swap

On January 31, 2019, the Company executed two interest rate swaps for a total notional amount of $310.0 million to fix the London Interbank Offered Rate (“LIBOR”) portion of its interest rate on its variable rate debt at 2.52% through January 31, 2022.

There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of the interest rate swaps.

The interest rate swaps are measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability. As of March 31, 2019, the fair value of the interest rate swaps was $3.0 million and was recorded in non-current other liabilities. The Company did not have any interest rate swaps as of December 31, 2018.

For the three months ended March 31, 2019, the Company recognized a loss of $2.2 million, net of taxes of $0.8 million, in comprehensive income (loss). For the three months ended March 31, 2018, the Company did not have interest rate swaps outstanding.

Net Investment Hedge

As of March 31, 2019, the amount of notional foreign currency exchange rate contracts outstanding was approximately $88.0 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The net investment hedge is measured at fair value within the accompanying consolidated balance sheets either as an asset or a liability. As of March 31, 2019, the fair value of the derivative instrument was $2.4 million and was recorded in other current assets. As of December 31, 2018, the fair value of the derivative instrument was $4.3 million and was recorded in other non-current assets.

For the three months ended March 31, 2019, the Company recognized a loss of $1.4 million, net of taxes of $0.5 million, in comprehensive income (loss) related to the total change in fair value of the net investment hedge. The Company recognized a gain of $1.2 million, net of taxes of $0.5 million, for the three months ended March 31, 2018, in comprehensive income (loss) related to the effective portion of the net investment hedge.

On January 1, 2019, the Company adopted ASU 2017-12 - Targeted Improvements to Accounting for Hedging Activities and reclassified $0.2 million from retained earnings to other comprehensive income (loss) related to the cumulative ineffective portion of the net investment hedge.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

6.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of March 31, 2019. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocation for the acquisition set forth below is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition date.

During the three months ended March 31, 2019, the Company completed the following acquisition:

Builders' Supplies Limited

On February 4, 2019, the Company acquired certain assets of Builders' Supplies Limited and all of the shares of 2168828 Alberta Inc. and 2168829 Alberta Inc. (collectively, "BSL"). BSL was an independent distributor of specialty building products including wallboard, suspended ceiling systems, metal framing and insulation in the commercial market. BSL operated three branches in the Greater Toronto Area in Ontario, Canada.

During the three months ended March 31, 2019, the Company completed the BSL acquisition for $10.8 million. This acquisition is not considered material. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Three Months Ended March 31, 2019
Assets acquired:
Cash	$1
Accounts receivable	3,532
Other receivables	2,005
Inventories	1,718
Property and equipment	497
Goodwill	2,246
Intangible assets	2,934
Total assets acquired	12,933
Liabilities assumed:
Accounts payable	(2,167)
Accrued expenses and other current liabilities	(8)
Total liabilities assumed	(2,175)
Total net assets acquired	$10,758

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the business acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of this acquisition will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the acquisition is not presented as the acquisition was not considered material to the Company's condensed consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

7.    Goodwill and Intangible Assets

The change in goodwill from December 31, 2018 to March 31, 2019, consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2018	$484,941
Goodwill acquired	2,246
Purchase price allocation adjustments from prior periods	200
Impact of foreign currency exchange rates	501
Balance at March 31, 2019	$487,888

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(11,208)	$4,772	$15,980	$(10,423)	$5,557
Customer relationships	253,605	(123,490)	130,115	250,498	(112,757)	137,741
Other intangible assets	—	—	—	3,489	(911)	2,578
	$269,585	$(134,698)	$134,887	$269,967	$(124,091)	$145,876

On January 1, 2019, the Company reclassified certain other intangible assets related to real estate leases to right-of-use assets in accordance with the applicable transition guidance in ASC 842.

The weighted average amortization period of these intangible assets in the aggregate is 3.7 years.

8.    Long-Term Debt

Notes payable consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
2018 Term Loan Facility	$448,875	$450,000
Unamortized deferred financing and issuance costs - term loan	(7,217)	(7,501)
Revolving credit facilities	153,500	146,000
Unamortized deferred financing costs - revolving credit facilities	(4,418)	(4,673)
	$590,740	$583,826

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

2018 Term Loan Facility

On August 13, 2018, the Company entered into a credit agreement by and among Alpha, Holdco, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “2018 Term Loan Facility”). The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at the Company’s option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility will bear interest at Holdco’s option at either (a) LIBOR determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00) or (b) a base rate determined by reference to the highest of (i) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (ii) the federal funds effective rate plus 0.50% and (iii) one-month LIBOR plus 1.0%, plus an applicable margin of 2.25% (or 2.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00). The Company will be required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the initial term loans made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the initial term loans (as defined in the 2018 Term Loan Facility).

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

2018 Revolving Credit Facility

On August 13, 2018, Alpha, Holdco, as the lead borrower, the additional U.S. borrowers party thereto from time to time, the Canadian borrowers party thereto from time to time (collectively, the “ABL Borrowers”), the lenders party thereto from time to time, Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”), and the other agents party thereto, entered into the ABL Credit Agreement (the “2018 ABL Credit Agreement”), including the exhibits and schedules thereto (collectively, the “2018 Revolving Credit Facility”).

The 2018 Revolving Credit Facility provides for senior secured revolving credit financing, including a United States revolving credit facility of initially up to $375.0 million (the “United States Revolving Credit Facility”), a Canadian revolving credit subfacility of initially up to $75.0 million (the “Canadian Revolving Credit Subfacility”) and a “first-in-last-out” (“FILO”) subfacility in an amount of up to $25.0 million in amortizing loans (the “FILO Subfacility”), subject, in each case, to availability under the respective borrowing bases for each facility. The aggregate amount of the 2018 Revolving Credit Facility is $375.0 million. On November 9, 2018, the Company terminated the $25.0 million FILO Subfacility.

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Borrowings under the 2018 Revolving Credit Facility bear interest, at the Company’s option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.25% to 0.75% pursuant to a grid based on average excess availability) or the LIBOR or Canadian CDOR rate (as defined therein), as applicable, plus an applicable margin (ranging from 1.25% to 1.75% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal under the 2018 Revolving Credit Facility, the ABL Borrowers are required to pay a commitment fee in respect of the unutilized commitments under the 2018 Revolving Credit Facility ranging from 0.250% to 0.375% per annum and determined based on average utilization of the 2018 Revolving Credit Facility (increasing when utilization is low and decreasing when utilization is high).

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s pro forma adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended March 31, 2019, as though they had been consummated on the first day of the second quarter of 2018. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of March 31, 2019, the Company had $153.5 million of outstanding borrowings and $221.5 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility for the three months ended March 31, 2019, was 4.1%.

2016 ABL Credit Facility

On August 13, 2018, Alpha terminated its revolving commitments under its $300.0 million 2016 ABL Credit Facility. The weighted average interest rate for borrowings under the 2016 ABL Credit Facility for the three months ended March 31, 2018, was 3.1%. Upon termination of the 2016 ABL Credit Facility, the Company expensed $0.7 million in deferred financing costs and carried over $2.6 million of deferred financing costs to the 2018 Revolving Credit Facility.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Debt Issuance Costs

Unamortized deferred financing and issuance costs as of March 31, 2019 were $11.6 million, of which $7.2 million were included in long-term portion of term loan, net and $4.4 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying consolidated balance sheets. Unamortized debt issuance costs as of December 31, 2018 were $12.2 million, of which $7.5 million was included in long-term portion of notes payable, net and $4.7 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying consolidated balance sheets.

As of March 31, 2019, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

9. Tax Receivable Agreement

In connection with the Company's initial public offering ("IPO"), the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances is deemed to realize) as a result of the utilization of the Company's and the Company’s subsidiaries’ (a) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (b) net operating losses, (c) tax credits and (d) certain other tax attributes. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early.

As of March 31, 2019 and December 31, 2018, the TRA liability balance was $117.9 million and $134.6 million, respectively. The first payment related to the TRA was made in January 2019 for $16.7 million.

10.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments.

The components of accumulated other comprehensive loss for the three months ended March 31, 2019, were as follows (in thousands):

	Foreign Currency Translation (Losses) Gains	Unrealized Gain (Loss) on Derivatives, Net of Taxes	Total
Balance at December 31, 2018	$(3,085)	$2,904	$(181)
Other comprehensive income (loss)	1,570	(3,496)	(1,926)
Balance at March 31, 2019	$(1,515)	$(592)	$(2,107)

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

11.   Contingencies

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of March 31, 2019, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

12.   Fair Value Measurements

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

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2019, is as follows (in thousands):

	Fair Value Measurements as of March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Other current assets
Derivative asset (Note 5)	$—	$2,434	$—	$2,434
Non-current liabilities
Derivative liability (Note 5)	$—	$(2,962)	$—	$(2,962)

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2018, is as follows (in thousands):

	Fair Value Measurements as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets
Derivative asset (Note 5)	$—	$4,344	$—	$4,344

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

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

13.    Income Taxes

Income tax expense for the three months ended March 31, 2019, was $2.0 million compared to an income tax benefit of $1.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, the Company's effective tax rates were 29.8% and 38.2%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended March 31, 2019, was primarily due to state taxes, a discrete tax benefit associated with stock-based compensation, and foreign rate differential. The variance from the statutory federal tax rate of 21.0% for the three months ended March 31, 2018, was primarily due to a refinement of the provisional estimate of the one-time repatriation tax under the 2017 Tax Cuts and Jobs Act, treated as a discrete item during the quarter, state income taxes and foreign rate differential.

14.    Segments

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

Based on the provisions of ASC 280, the Company has defined its operating segment by considering management structure and product offerings. This evaluation resulted in one reportable segment.

As discussed in Note 3, Discontinued Operations, the Company closed the sale of the Disposed Business on November 1, 2018, which was previously reported as the Mechanical Insulation segment. The previously reported amounts for the Mechanical Insulation segment have been reclassified to discontinued operations for all periods presented. The Company’s continuing operations now consist of what was previously reported as the Specialty Building Products segment for the three months ended March 31, 2018.

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The Company generates the majority of its revenue in the United States with the remainder being generated in Canada. For the three months ended March 31, 2019, 90.6% and 9.4% of the Company's revenue was generated in the United States and Canada, respectively. For the three months ended March 31, 2018, 87.5% and 12.5% of the Company's revenue was generated in the United States and Canada, respectively.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The following table sets forth property, plant and equipment, right-of-use assets, goodwill and intangibles by geographic area (in thousands):

	March 31, 2019	December 31, 2018
Property, plant and equipment, net
United States	$133,901	$137,252
Canada	14,590	14,389
Total property, plant and equipment, net	$148,491	$151,641
Right-of-use assets, net
United States	$101,293	$—
Canada	14,952	—
Total right-of-use assets, net	$116,245	$—
Goodwill
United States	$460,584	$460,384
Canada	27,304	24,557
Total goodwill	$487,888	$484,941
Intangibles, net
United States	$127,740	$141,186
Canada	7,147	4,690
Total intangibles, net	$134,887	$145,876

The Company’s net sales by major product line are as follows (in thousands):

	Three Months Ended March 31,				Change
	2019		2018		$	%

Wallboard	$202,914	39.4%	$180,653	39.0%	$22,261	12.3%
Suspended ceiling systems	88,996	17.3%	86,179	18.6%	2,817	3.3%
Metal framing	99,251	19.3%	73,967	16.0%	25,284	34.2%
Complementary and other products	123,711	24.0%	122,862	26.4%	849	0.7%
Total net sales	$514,872	100.0%	$463,661	100.0%	$51,211	11.0%

15. Other Current Liabilities

The balance of other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued expenses	$4,914	$5,080
Accrued interest	390	1,315
Accrued other	13,545	13,584
Total other current liabilities	$18,849	$19,979

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

16. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended March 31,
	2019	2018
Weighted average shares used in basic computations	42,932,024	42,879,874
Dilutive effect of stock options and restricted stock units	12,805	—
Weighted average shares used in diluted computations	42,944,829	42,879,874

For the three months ended March 31, 2019 and 2018, there were 628,220 and 290,000 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

17.    Subsequent Events

On May 1, 2019, the Company acquired the operations and substantially all of the assets of Select Acoustic Supply Inc., ("Select"). Select was an independent distributor of suspended ceiling systems. Select operated one branch in the Greater Toronto Area in Ontario, Canada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statement. In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, and our management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on February 26, 2019, or the 2018 10-K, as updated by our subsequent filings with the SEC.

Unless required by law, we expressly undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are one of the largest specialty distributors of wallboard and suspended ceiling systems in the United States and Canada. Since 2013, we have completed more than 30 acquisitions. We have over 175 branches, 3,400 employees and 30,000 SKUs.

We have a national operating model supported by local market expertise and an entrepreneurial, customer centric culture. Our strong national brand and acquisition expertise have established us as the distributor of choice for leading suppliers, and we have over 22,000 customers across a balanced mix of construction-related end markets. We believe that we are able to maintain our local market excellence due to our longstanding customer relationships, dependable service and market-specific product offerings that cater to local market trends and preferences.

On November 1, 2018, we completed the sale of our Mechanical Insulation segment, or the Disposed Business, to SPI LLC, an unrelated third party controlled by Dunes Point Capital and its associated funds, for approximately $122.5 million (subject to certain adjustments). As a result of this sale, we operate in one segment. For the three months ended March 31, 2018, the Disposed Business is presented as discontinued operations. See Note 3, Discontinued Operations, to the condensed consolidated financial statements.

First Quarter Update

Financial Results

We reported net sales of $514.9 million for the three months ended March 31, 2019, an increase of $51.2 million, or 11.0%, compared to the three months ended March 31, 2018, including base business net sales growth of 8.5% on an average daily net sales basis. Our gross margin for the three months ended March 31, 2019, was 29.7% compared to 29.0% for the three months ended March 31, 2018, which reflected higher gross margins across various product lines. On January 31, 2019, we executed two interest rate swaps for a total notional amount of $310.0 million to fix the LIBOR portion of our interest rate on our variable rate debt at 2.52% through January 31, 2022.

Acquisitions

We supplement our organic growth strategy with selective acquisitions. Since January 2019 through the date of this filing, we have completed two acquisitions totaling four branches. See Note 6, Acquisitions, and Note 17, Subsequent Events, to the condensed consolidated financial statements. We are typically evaluating several acquisition opportunities at any given time and maintain an extensive and active acquisition pipeline. We believe expansion of our geographic footprint and product offerings by executing additional strategic acquisitions presents a significant opportunity for our business. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through combined procurement and pricing programs and brand consolidation. The acquisition completed on February 1, 2019 contributed $3.4 million to net sales for the three months ended March 31, 2019.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Select Acoustic Supply Inc.	May 1, 2019	Ontario, Canada	1
Builders' Supplies Limited	February 1, 2019	Ontario, Canada	3
Total			4

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2018 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, volume, costs and pricing programs. There have been no material changes to those factors and trends during the three months ended March 31, 2019.

Results of Operations

Three Months Ended March 31, 2019, compared to the Three Months Ended March 31, 2018

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended March 31,
	2019		2018
(dollars in thousands)
Statements of operations data
Net sales	$514,872	100.0%	$463,661	100.0%
Cost of goods sold	361,912	70.3%	329,224	71.0%
Gross profit	152,960	29.7%	134,437	29.0%
Operating expenses:
Selling, general and administrative expenses	117,230	22.8%	104,657	22.6%
Depreciation and amortization	20,342	4.0%	18,397	4.0%
Total operating expenses	137,572	26.8%	123,054	26.6%
Income from operations	15,388	2.9%	11,383	2.4%
Interest expense	(8,556)	(1.7)%	(15,119)	(3.3)%
Other income, net	41	—%	74	—%
Income (loss) before income taxes	6,873	1.2%	(3,662)	(0.9)%
Income tax expense (benefit)	2,045	0.4%	(1,398)	(0.3)%
Income (loss) from continuing operations	4,828	0.8%	(2,264)	(0.6)%
Income from discontinued operations, net of tax	—	—%	1,211	0.3%
Loss on sale from discontinued operations, net of tax	(1,346)	(0.3)%	—	—%
Net income (loss)	$3,482	0.5%	$(1,053)	(0.3)%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Three Months Ended March 31,				Change
	2019		2018		$	%
(dollars in thousands)
Wallboard	$202,914	39.4%	$180,653	39.0%	$22,261	12.3%
Suspended ceiling systems	88,996	17.3%	86,179	18.6%	2,817	3.3%
Metal framing	99,251	19.3%	73,967	16.0%	25,284	34.2%
Complementary and other products	123,711	24.0%	122,862	26.4%	849	0.7%
Total net sales	$514,872	100.0%	$463,661	100.0%	$51,211	11.0%
Total gross profit	$152,960		$134,437		$18,523	13.8%
Total gross margin	29.7%		29.0%		0.7%

Net Sales
Net sales for the three months ended March 31, 2019, were $514.9 million compared to $463.7 million for the three months ended March 31, 2018, representing an increase of $51.2 million, or 11.0%. Average daily net sales increased 12.8% over the same period. Net sales from base business branches contributed $29.5 million of the net sales increase, and average daily base business net sales increased by 8.5% over the same period. The base business increase was primarily due to strong commercial activity and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined contributed $21.7 million of the net sales increase. The change in our base business net sales was primarily driven by the following factors:

•
an increase in wallboard net sales of $9.5 million, or 5.5%, primarily due to an increase in average selling price of 1.4% and an increase in wallboard unit volume of 4.1%. On a daily net sales basis, wallboard increased by 7.2% driven by an average daily unit volume growth of 5.8%.

•	a decrease in suspended ceiling systems net sales of $0.2 million, or 0.2%. On a daily net sales basis, suspended ceiling systems increased by 1.3%, which was primarily due to favorable pricing gains.

•
an increase in metal framing net sales of $17.9 million, or 24.9%. On a daily net sales basis, metal framing increased by 26.8%. The increase in metal framing net sales was primarily due to an increase in commercial construction activity and pricing gains.

•
an increase in complementary and other product net sales of $2.2 million, or 2.0%. On a daily net sales basis, complementary and other products increased by 3.7%. The increase in complementary and other net sales was primarily due to our continued initiatives to increase complementary product sales.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended March 31,		Change
	2019	2018	$	%
(dollars in thousands)
Base business (1)	$460,901	$431,364	$29,537	6.8%
Acquired and combined (2)	53,971	32,297	21,674	67.1%
Net sales	$514,872	$463,661	$51,211	11.0%
(1) Represents net sales from branches that were owned by us since January 1, 2018 and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2018, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Three Months Ended March 31, 2018	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Three Months Ended March 31, 2019	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$180,653	$9,536	$12,725	$202,914	12.3%	5.5%	183.7%
Suspended ceiling systems	86,179	(178)	2,995	88,996	3.3%	(0.2)%	29.8%
Metal framing	73,967	17,939	7,345	99,251	34.2%	24.9%	403.9%
Complementary and other products	122,862	2,239	(1,390)	123,711	0.7%	2.0%	(10.3)%
Net sales	$463,661	$29,536	$21,675	$514,872	11.0%	6.8%	67.1%
Average daily net sales(3)	$7,245	$576	$352	$8,173	12.8%	8.5%	69.8%
(1) Represents base business net sales change as a percentage of base business net sales for the three months ended March 31, 2018.
(2) Represents acquired and combined net sales as a percentage of acquired and combined net sales for the three months ended March 31, 2018.
(3) The number of business days for the three months ended March 31, 2019 and 2018, were 63 and 64, respectively.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2019, was $153.0 million compared to $134.4 million for the three months ended March 31, 2018, representing an increase of $18.5 million, or 13.8%. Gross profit increased in line with higher sales volume, contributions from acquisitions and base business growth.

Gross margin for the three months ended March 31, 2019, was 29.7% compared to 29.0% for the three months ended March 31, 2018. The increase in gross margin was primarily due to the continued stabilization of our product costs and a shift in product mix.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the three months ended March 31, 2019, were $117.2 million compared to $104.7 million for the three months ended March 31, 2018, representing an increase of $12.6 million, or 12.0%. As a percentage of net sales, SG&A expenses were 22.8% for the three months ended March 31, 2019, compared to 22.6% for the three months ended March 31, 2018. The increase in SG&A expenses as a percentage of net sales was primarily due to our continued investment in various company-wide initiatives and higher operating costs as a result of adverse weather conditions.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2019, was $20.3 million compared to $18.4 million for the three months ended March 31, 2018, representing an increase of $1.9 million, or 10.6%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to March 31, 2018, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended March 31, 2019, was $8.6 million compared to $15.1 million for the three months ended March 31, 2018, representing a decrease of $6.6 million, or 43.4%. The decrease is primarily due to the refinancing of our senior secured notes in August 2018.

Income Taxes

Income tax expense for the three months ended March 31, 2019, was $2.0 million compared to an income tax benefit of $1.4 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 was 29.8% compared to 38.2% for the three months ended March 31, 2018. The difference in the effective tax rates between periods is due primarily to recording as a discrete item a refinement of the provisional estimate of the one-time repatriation tax under the 2017 Tax Cuts and Jobs Act during the three months ended March 31, 2018.
Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and in the future we may depend on other debt financings allowed under the terms of the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures, which generally range between 1.0% and 1.5% of net sales. We believe that these sources of funds will be adequate to meet our debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The tax receivable agreement we are a party to, or TRA, may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial, negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.

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

As of March 31, 2019, we had $153.5 million of outstanding borrowings and $221.5 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility.

Refer to Note 8, Long-Term Debt of our Condensed Consolidated Financial Statements for more information about the 2018 Revolving Credit Facility and 2018 Term Loan Facility.

As long as commitments are outstanding under the 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our pro forma adjusted EBITDA to debt ratio, or the Total Net Leverage Ratio, exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended March 31, 2019, as though they had been consummated on the first day of the second quarter of 2018. The 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of March 31, 2019, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of March 31, 2019:

(dollars in thousands)	Four Quarters Ended March 31, 2019
Pro Forma Adjusted EBITDA (1)	$167,929
Consolidated Total Debt (2)	$611,683
Total Net Leverage Ratio	3.64x
Cash	$4,978
Consolidated Total Debt (2) less Cash ("Net Debt")	$606,705
Net Debt Leverage Ratio	3.61x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under the 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended March 31, 2019:

Four Quarters Ended March 31, 2019
(in thousands)
Adjusted EBITDA (a)	$161,210
Pro forma adjustment (b)	6,719
Pro Forma Adjusted EBITDA	$167,929
(a) See this section for the definition of Adjusted EBITDA and the section titled "Non-GAAP Financial Information" for a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the four quarters ended March 31, 2019, as though they had been consummated on the first day of the first quarter for the four quarters ended March 31, 2019. Other adjustments are also made to conform to the terms of the 2018 Revolving Credit Facility.

(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

As of March 31, 2019
(in thousands)
Total gross debt	$602,375
Finance leases	9,308
Consolidated Total Debt	$611,683

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table:

	Three Months Ended March 31,
	2019	2018
(in thousands)
Net cash provided by (used in) operating activities	$17,709	$(5,112)
Net cash used in investing activities	$(15,774)	$(28,156)
Net cash (used in) provided by financing activities	$(11,076)	$41,775

Operating Activities

Net cash provided by, or used in, operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, provision for doubtful accounts, right-of-use assets, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $22.8 million to $17.7 million for the three months ended March 31, 2019, as compared to net cash used in operating activities of $5.1 million in the same period in 2018. The increase was primarily due to higher net income including adjustments for higher non-cash items of $9.3 million and lower working capital requirements of $6.4 million.

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

Net cash used in investing activities decreased by $12.4 million to $15.8 million for the three months ended March 31, 2019, as compared to $28.2 million in the same period in 2018. The decrease was primarily due to a lower aggregate purchase price for acquisitions of $10.5 million and lower purchases of property and equipment of $2.0 million.

Financing Activities

Net cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our financing agreements.

Net cash used in financing activities increased by $52.9 million to $11.1 million in the three months ended March 31, 2019, as compared to net cash provided by financing activities of $41.8 million in the same period in 2018. The increase was primarily due to lower borrowings of $36.1 million and the first payment under the TRA of $16.7 million.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the 2018 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income (loss) from continuing operations before interest expense, net, income tax expense (benefit), depreciation and amortization, unrealized gain on derivative financial instruments, IPO and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as non-cash purchase accounting effects, loss on the disposal of property and equipment and transaction costs. We calculated Pro Forma Adjusted EBITDA as shown in the previous section entitled “Liquidity and Capital Resources,” which is also a non-GAAP financial measure.

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

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss):

	Three Months Ended March 31,
	2019	2018
(dollars in thousands)
Net income (loss) from continuing operations	$4,828	$(2,264)
Interest expense, net	8,585	15,098
Income tax expense (benefit)	2,045	(1,398)
Depreciation and amortization	20,342	18,397
Unrealized gain on derivative financial instruments	—	(74)
IPO and public company readiness expenses	—	89
Stock-based compensation	829	242
Non-cash purchase accounting effects(a)	—	407
Loss on disposal of property and equipment	191	12
Transaction costs(b)	645	917
Adjusted EBITDA	$37,465	$31,426
Adjusted EBITDA margin(c)	7.3%	6.8%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized as a result of acquisitions.

(b)	Represents costs related to our transactions, including fees to financial advisors, accountants, attorneys and other professionals as well as certain internal corporate development costs.

(c)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Item 1A, “Risk Factors,” in the 2018 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.24	Employment Agreement by and between Foundation Building Materials, LLC and Lonnie Ray Sears dated as of August 5, 2016.
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION BUILDING MATERIALS, INC.

Date: May 7, 2019	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)