Form 10-Q
period 2019-06-30
Foundation Building Materials, Inc.
filed 2019-08-06
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

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

 As of August 2, 2019, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,988,110.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements
FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$559,911	$522,219	$1,074,783	$985,880
Cost of goods sold	388,374	375,952	750,286	705,176
Gross profit	171,537	146,267	324,497	280,704
Operating expenses:
Selling, general and administrative expenses	122,735	110,153	239,965	214,810
Depreciation and amortization	20,351	18,751	40,693	37,148
Total operating expenses	143,086	128,904	280,658	251,958
Income from operations	28,451	17,363	43,839	28,746
Interest expense	(8,341)	(15,333)	(16,897)	(30,452)
Other income, net	44	61	85	135
Income (loss) before income taxes	20,154	2,091	27,027	(1,571)
Income tax expense (benefit)	5,433	618	7,478	(780)
Income (loss) from continuing operations	14,721	1,473	19,549	(791)
Income from discontinued operations, net of tax	—	3,927	—	5,138
Loss on sale of discontinued operations, net of tax	(44)	—	(1,390)	—
Net income	$14,677	$5,400	$18,159	$4,347

Earnings (loss) per share data:
Earnings (loss) from continuing operations per share - basic	$0.34	$0.03	0.45	$(0.02)
Earnings (loss) from continuing operations per share - diluted	$0.34	$0.03	0.45	$(0.02)

Earnings (loss) earnings from discontinued operations per share - basic	$—	$0.10	(0.03)	$0.12
Earnings (loss) earnings from discontinued operations per share - diluted	$—	$0.10	(0.03)	$0.12

Earnings per share - basic	$0.34	$0.13	0.42	$0.10
Earnings per share - diluted	$0.34	$0.13	0.42	$0.10

Weighted average shares outstanding:
Basic	42,987,915	42,893,498	42,960,124	42,886,867
Diluted	43,245,353	42,910,017	43,064,496	42,903,788

Comprehensive income (loss):
Net income	$14,677	$5,400	$18,159	$4,347
Foreign currency translation adjustment	1,731	(1,831)	3,301	(4,202)
Unrealized (loss) gain on derivatives, net of taxes of $1.0 million and $0.4 million, respectively and $2.3 million and $1.0 million, respectively	(3,284)	1,096	(6,780)	2,259
Total other comprehensive (loss)	(1,553)	(735)	(3,479)	(1,943)
Total comprehensive income	$13,124	$4,665	$14,680	$2,404
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$6,454	$15,299
Accounts receivable—net of allowance for doubtful accounts of $3,631 and $3,239, respectively	325,579	276,043
Other receivables	46,415	57,472
Inventories	170,398	165,989
Prepaid expenses and other current assets	12,281	9,053
Total current assets	561,127	523,856
Property and equipment, net	148,054	151,641
Right-of-use assets, net	114,653	—
Intangible assets, net	129,565	145,876
Goodwill	490,607	484,941
Other assets	5,760	10,393
Total assets	$1,449,766	$1,316,707
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$165,314	$137,773
Accrued payroll and employee benefits	25,867	28,830
Accrued taxes	9,508	11,867
Tax receivable agreement	27,676	16,667
Current portion of term loan, net	4,500	4,500
Current portion of lease liabilities	28,407	—
Other current liabilities	22,227	19,979
Total current liabilities	283,499	219,616
Asset-based revolving credit facility	136,462	146,000
Long-term portion of term loan, net	436,316	437,999
Tax receivable agreement	90,272	117,948
Deferred income taxes, net	18,701	20,678
Long-term portion of lease liabilities	93,627	—
Other liabilities	8,231	8,117
Total liabilities	1,067,108	950,358
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,988,110 and 42,907,326 shares issued, respectively	13	13
Additional paid-in capital	334,131	332,330
Retained earnings	52,174	34,187
Accumulated other comprehensive loss	(3,660)	(181)
Total stockholders' equity	382,658	366,349
Total liabilities and stockholders' equity	$1,449,766	$1,316,707

See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$18,159	$4,347
Less: loss on sale of discontinued operations	(1,390)	—
Less: net income from discontinued operations	—	5,138
Net income (loss) from continuing operations	19,549	(791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation	17,558	15,627
Amortization of intangible assets	23,135	21,521
Amortization of debt issuance costs and debt discount	992	5,338
Inventory fair value purchase accounting adjustment	234	407
Provision for doubtful accounts	1,525	1,278
Stock-based compensation	1,939	878
Unrealized gain on derivative instruments, net	—	(134)
(Gain) loss on disposal of property and equipment	(67)	275
Right-of-use assets non-cash expense	13,601	—
Deferred income taxes	271	(421)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(43,441)	(53,444)
Other receivables	13,581	10,052
Inventories	(1,291)	(22,209)
Prepaid expenses and other current assets	(3,123)	(1,019)
Other assets	(121)	977
Accounts payable	23,429	15,061
Accrued payroll and employee benefits	(3,057)	5,136
Accrued taxes	(2,291)	3,216
Other liabilities	(9,219)	(1,049)
Net cash provided by operating activities from continuing operations	53,204	699
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(15,052)	(19,762)
Proceeds from termination of net investment hedge	3,313	—
Proceeds from net working capital adjustments related to acquisitions	470	296
Proceeds from the disposal of fixed assets	2,376	577
Acquisitions, net of cash acquired	(21,923)	(21,220)
Net cash used in investing activities from continuing operations	(30,816)	(40,109)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	281,620	266,198
Repayments of asset-based revolving credit facility	(291,371)	(219,350)
Principal payments for term loan	(2,250)	—
Payment related to tax receivable agreement	(16,667)	—
Tax withholding payment related to net settlement of equity awards	(138)	(45)

Principal repayment of finance lease obligations	(1,319)	(1,358)
Net cash (used in) provided by financing activities from continuing operations	(30,125)	45,445
Net cash used in operating activities from discontinued operations	—	(10,038)
Net cash used in investing activities from discontinued operations	(1,390)	(701)
Net cash used in financing activities of discontinued operations	—	(131)
Net cash used in discontinued operations	(1,390)	(10,870)
Effect of exchange rate changes on cash	282	(183)
Net decrease in cash	(8,845)	(5,018)
Cash and cash equivalents at beginning of period	15,299	12,101
Cash and cash equivalents at end of period	$6,454	$7,083

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,091	$1,423
Cash paid for interest	$16,477	$25,201
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$6,012	$2,259
Goodwill adjustment for purchase price allocation	$57	$138
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share data)

Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
Adoption of derivatives guidance	—	—	—	(172)	172	—
Stock-based compensation	—	—	829	—	—	829
Vesting of restricted stock units	93,014	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(13,657)	—	(130)	—	—	(130)
Other comprehensive loss	—	—	—	—	(2,098)	(2,098)
Net income	—	—	—	3,482		3,482
Balance at March 31, 2019	42,986,683	$13	$333,029	$37,497	$(2,107)	$368,432
Stock-based compensation	—	—	1,110	—	—	1,110
Vesting of restricted stock units	2,149	—		—	—	—
Shares withheld related to net settlement of equity awards	(722)	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—		(1,553)	(1,553)
Net income	—	—	—	14,677	—	14,677
Balance at June 30, 2019	42,988,110	$13	$334,131	$52,174	$(3,660)	$382,658

Six Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2017	42,865,407	$13	$330,113	$46,184	$2,354	$378,664
Adoption of tax guidance	—	—	—	180	(180)	—
Stock-based compensation	—	—	271	—	—	271
Vesting of restricted stock units	29,050	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(3,205)	—	(45)	—	—	(45)
Other comprehensive loss	—	—	—	—	(1,028)	(1,028)
Net loss	—	—	—	(1,053)	—	(1,053)
Balance at March 31, 2018	42,891,252	$13	$330,339	$45,311	$1,146	$376,809
Stock-based compensation	—	—	667	—	—	667
Vesting of restricted stock units	3,525	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(795)	—	(11)	—	—	(11)
Other comprehensive loss	—	—	—	—	(735)	(735)
Net income	—	—	—	5,400	—	5,400
Balance at June 30, 2018	42,893,982	$13	$330,995	$50,711	$411	$382,130
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

The Company holds no other operations, cash flows, material assets or liabilities other than the equity interests in Alpha.  Alpha holds no other operations, cash flows, material assets or liabilities other than the equity interests in Holdco. Holdco holds no other material assets or liabilities other than the equity interests in FBM Finance, Inc. and Foundation Building Materials, LLC.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019 (the "2018 10-K").

2.    Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification ("ASC") Topic 815. This amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either "finance" or "operating," with such classification affecting the pattern of expense recognition in the income statement. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

As a result of the adoption of ASU No. 2016-02, on January 1, 2019, the Company recognized (a) an operating lease liability of $118.3 million, which represented the present value of our remaining lease payments, and (b) a related right-of-use asset of $117.4 million. In addition, on January 1, 2019, the Company reclassified certain intangible assets related to real estate leases to right-of-use assets and reclassified its capital lease liability to a finance lease liability in accordance with the applicable transition guidance. The adoption of ASU No. 2016-02 did not have a material impact on the Company's statement of operations or cash flows. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles--Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million and recorded a gain on the sale of $13.7 million, net of taxes. For the three and six months ended June 30, 2019, the Company recorded a loss on the sale of discontinued operations of $0 and $1.4 million, respectively, related to customary purchase price adjustments.

The Company reclassified the results of operations and cash flows of the Disposed Business to discontinued operations in its accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended June 30, 2018.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The summarized financial information related to the Disposed Business that has been excluded from continuing operations and reported as discontinued operations in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$82,754	$155,390
Cost of goods sold	59,924	112,557
Gross profit	22,830	42,833
Operating expenses:
Selling, general and administrative expenses	15,632	32,402
Depreciation and amortization	1,590	3,079
Total operating expenses	17,222	35,481
Income from operations	5,608	7,352
Interest expense	(12)	(25)
Other expense, net	(4)	(11)
Income from discontinued operations before income taxes	5,592	7,316
Income tax expense	1,665	2,178
Net income from discontinued operations, net of tax	$3,927	$5,138

The operating results reflected above do not fully represent the Disposed Business' historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposed Business.

4.    Right-of-Use ("ROU") Assets and Lease Liabilities

The Company leases the majority of its branch locations and office space and also leases vehicles and equipment for use in its operations. At inception, the Company determines whether an agreement represents a lease and, at commencement, evaluates each lease agreement to determine whether the lease is an operating or finance lease.

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The following table summarizes the Company's operating and finance leases by country as of June 30, 2019 (in thousands):

	June 30, 2019
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$100,769	$16,539	$117,308
Accumulated amortization	(11,307)	(1,592)	(12,899)
Real estate ROU assets, net	$89,462	$14,947	$104,409
Real estate lease liability	$88,239	$14,882	$103,121

Vehicle and equipment ROU assets, gross	$10,922	$695	$11,617
Accumulated amortization	(1,259)	(114)	(1,373)
Vehicle and equipment ROU assets, net	$9,663	$581	$10,244
Vehicle and equipment lease liability	$9,614	$577	$10,191

Total ROU assets, net	$99,125	$15,528	$114,653
Total operating lease liability	$97,853	$15,459	$113,312

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,369	$2,909	$9,278
Accumulated depreciation	(988)	(441)	(1,429)
Total vehicle and equipment ROU assets, net	$5,381	$2,468	$7,849
Total vehicle and equipment lease liability	$5,824	$2,898	$8,722

The components of lease cost for the three and six months ended June 30, 2019, are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Income Statement Classification
Operating leases:
Lease cost	$8,082	$16,134	Selling, general and administrative expenses
Variable lease cost	1,272	2,325	Selling, general and administrative expenses
Operating lease cost	9,354	18,459
Finance leases:
Amortization of ROU assets	761	1,429	Depreciation and amortization
Interest on lease liabilities	117	241	Interest expense
Finance lease cost	878	1,670
Total lease cost	$10,232	$20,129

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

Supplemental cash flow information for leases for the six months ended June 30, 2019, is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,345
Financing cash flows from finance leases	$1,319

Right-of-use-assets obtained in exchange for lease obligations:
Finance leases	$203
Operating leases	$126,565

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of June 30, 2019, are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.42	3.69
Weighted average discount rate	4.6%	5.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet at June 30, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2019 (excluding the six months ended June 30, 2019)	$15,542	$1,554	$17,096
2020	28,992	2,913	31,905
2021	26,518	2,450	28,968
2022	20,568	1,501	22,069
2023	14,705	982	15,687
2024 and thereafter	21,785	155	21,940
Total lease payments	$128,110	$9,555	$137,665
Less amount representing interest	(14,798)	(833)	(15,631)
Total	$113,312	$8,722	$122,034

Current portion of lease liabilities	$25,730	$2,677	$28,407
Long-term portion of lease liabilities	$87,582	$6,045	$93,627

The Company's future minimum operating lease commitments, as of December 31, 2018, under ASC Topic 840, the predecessor to Topic 842, were as follows:

Years Ending December 31,	Total
2019	$29,289
2020	26,202
2021	23,796
2022	18,120
2023	12,647
Thereafter	19,856
$129,910

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

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

The interest rate swaps are measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability. As of June 30, 2019, the fair value of the interest rate swaps was $6.8 million and was recorded in non-current other liabilities. The Company did not have any interest rate swaps as of December 31, 2018.

The Company recorded losses of $2.9 million and $5.1 million, net of taxes of $0.9 million and $1.7 million, respectively, for the three and six months ended June 30, 2019 recorded in comprehensive income (loss). For the three and six months ended June 30, 2018, the Company did not have interest rate swaps outstanding.

Net Investment Hedge

On May 15, 2019, the Company terminated its foreign currency exchange rate contracts with total notional amounts of approximately $88.0 million. The Company recognized a gain of $2.5 million, net of taxes of $0.8 million, upon termination of the contracts, which was recorded in comprehensive income (loss). On May 15, 2019, the Company entered into new foreign currency exchange rate contracts with total notional amounts of $81.3 million. As of June 30, 2019, the amount of notional foreign currency exchange rate contracts outstanding was approximately $81.3 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The net investment hedge is measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability. As of June 30, 2019, the fair value of the derivative instrument was $1.4 million and was recorded in other non-current liabilities. As of December 31, 2018, the fair value of the net investment hedge was $4.3 million and was recorded in other non-current assets.

The Company recognized losses of $0.4 million and $1.7 million, net of taxes of $0.1 million and $0.6 million, for the three and six months ended June 30, 2019, respectively, related to the total change in fair value of the net investment hedge, which was recorded in comprehensive income (loss). The Company recognized gains of $1.1 million and $2.3 million, net of taxes of $0.4 million and $1.0 million, respectively, for the three and six months ended June 30, 2018, recorded in comprehensive income (loss), related to the effective portion of the net investment hedge.

On January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, and reclassified $0.2 million from retained earnings to other comprehensive income (loss) related to the cumulative ineffective portion of the net investment hedge.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

6.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of June 30, 2019. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition dates.

During the six months ended June 30, 2019, the Company completed the following acquisitions:

Select Acoustic Supply Inc.

On May 1, 2019, the Company acquired all of the shares of Select Acoustic Supply Inc. ("Select"). Select was an independent distributor of drywall, steel framing, insulation, basement blanket and spray foam. Select operated one branch in the Greater Toronto Area in Ontario, Canada.

Builders' Supplies Limited II

On February 1, 2019, the Company acquired certain assets of Builders' Supplies Limited II and all of the shares of 2168828 Alberta Inc. and 2168829 Alberta Inc. (collectively, "BSL"). BSL was an independent distributor of specialty building products including wallboard, suspended ceiling systems, metal framing and insulation in the commercial market. BSL operated three branches in the Greater Toronto Area in Ontario, Canada.

During the six months ended June 30, 2019, the Company completed the Select and BSL acquisitions ("2019 Acquisitions") for a total of $21.9 million, net of cash acquired. These acquisitions are not considered material. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Six Months Ended June 30, 2019
Assets acquired:
Cash	$88
Accounts receivable	6,084
Other receivables	2,023
Inventories	2,588
Prepaid and other current assets	29
Property and equipment	605
Goodwill	4,943
Intangible assets	8,933
Total assets acquired	25,293
Liabilities assumed:
Accounts payable	(3,122)
Accrued expenses and other current liabilities	(160)
Total liabilities assumed	(3,282)
Total net assets acquired	$22,011

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of these acquisitions will be made as soon as practicable but no later than one year from the acquisition dates. The pro forma impact of the acquisitions is not presented as the acquisitions were not considered material to the Company's condensed consolidated financial statements.

7.    Goodwill and Intangible Assets

The change in goodwill from December 31, 2018 to June 30, 2019, consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2018	$484,941
Goodwill acquired	4,943
Purchase price allocation adjustments from prior periods	(412)
Impact of foreign currency exchange rates	1,135
Balance at June 30, 2019	$490,607

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(11,993)	$3,987	$15,980	$(10,423)	$5,557
Customer relationships	259,974	(134,396)	125,578	250,498	(112,757)	137,741
Other intangible assets	—	—	—	3,489	(911)	2,578
	$275,954	$(146,389)	$129,565	$269,967	$(124,091)	$145,876

On January 1, 2019, the Company reclassified certain other intangible assets related to real estate leases to right-of-use assets in accordance with the applicable transition guidance in ASC 840, the predecessor to Topic 842.

The weighted average amortization period of these intangible assets in the aggregate is 3.6 years.

8.    Long-Term Debt

Debt consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
2018 Term Loan Facility	$447,750	$450,000
Unamortized deferred financing and issuance costs - term loan	(6,934)	(7,501)
2018 Revolving credit facility	136,462	146,000
Unamortized deferred financing costs - revolving credit facility	(4,248)	(4,673)
	$573,030	$583,826

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

2018 Term Loan Facility

On August 13, 2018, the Company entered into a credit agreement by and among Alpha, Holdco, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “2018 Term Loan Facility”). The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at the Company’s option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility will bear interest at Holdco’s option at either (a) LIBOR determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00), or (b) a base rate determined by reference to the highest of (i) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (ii) the federal funds effective rate plus 0.50% and (iii) one-month LIBOR plus 1.0%, plus an applicable margin of 2.25% (or 2.00% if the first lien net leverage ratio is no greater than 4.00 to 1.00). The Company will be required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the initial term loans made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the initial term loans (as defined in the 2018 Term Loan Facility).

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

Borrowings under the 2018 Revolving Credit Facility bear interest, at the Company’s option, at either an alternate base rate or Canadian prime rate, as applicable, plus an applicable margin (ranging from 0.25% to 0.75% pursuant to a grid based on average excess availability) or the LIBOR or Canadian CDOR rate (as defined in the 2018 Revolving Credit Facility), as applicable, plus an applicable margin (ranging from 1.25% to 1.75% pursuant to a grid based on average excess availability). In addition to paying interest on outstanding principal under the 2018 Revolving Credit Facility, the ABL Borrowers are required to pay a commitment fee in respect of the unutilized commitments under the 2018 Revolving Credit Facility ranging from 0.250% to 0.375% per annum and determined based on average utilization of the 2018 Revolving Credit Facility (increasing when utilization is low and decreasing when utilization is high).

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s Pro Forma Adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended June 30, 2019, as though they had been consummated on the first day of the second quarter of 2018. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of June 30, 2019, the Company had $136.5 million of outstanding borrowings and $238.5 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility for the three and six months ended June 30, 2019, was 4.0%.

2016 ABL Credit Facility

On August 13, 2018, Alpha terminated its revolving commitments under its $300.0 million 2016 asset-backed line of credit facility (the "2016 ABL Credit Facility"). The weighted average interest rate for borrowings under the 2016 ABL Credit Facility for the three months ended June 30, 2018, was 3.3%. Upon termination of the 2016 ABL Credit Facility, the Company expensed $0.7 million in deferred financing costs and carried over $2.6 million of deferred financing costs to the 2018 Revolving Credit Facility.

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

Upon redemption of the Notes, the Company expensed $57.8 million of deferred financing costs, original issuance discounts and prepayment premiums, which were included in the statement of operations in loss on extinguishment of debt.

Debt Issuance Costs

Unamortized deferred financing and issuance costs as of June 30, 2019 were $11.2 million, of which $6.9 million was included in long-term portion of term loan, net and $4.2 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs as of December 31, 2018 were $12.2 million, of which $7.5 million was included in long-term portion of notes payable, net and $4.7 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2019, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

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

As of June 30, 2019 and December 31, 2018, the TRA liability balance was $117.9 million and $134.6 million, respectively. The first payment related to the TRA was made in January 2019 for $16.7 million.

10.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments.

The components of accumulated other comprehensive loss for the six months ended June 30, 2019, were as follows (in thousands):

	Foreign Currency Translation (Losses) Gains	Unrealized Gain (Loss) on Derivatives, Net of Taxes	Total
Balance at December 31, 2018	$(3,085)	$2,904	$(181)
Other comprehensive income (loss)	3,301	(6,780)	(3,479)
Balance at June 30, 2019	$216	$(3,876)	$(3,660)

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of June 30, 2019, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

12.   Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, trade and other receivables, derivative instruments, accounts payable, long-term debt and accrued liabilities. The carrying value of the Company’s trade receivables, accounts payable, the 2018 Revolving Credit Facility and accrued liabilities approximates fair value due to their short-term maturity. The Company may adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired.

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2019, is as follows (in thousands):

	Fair Value Measurements as of June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability (Note 5)	$—	$(8,243)	$—	$(8,243)

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The fair value of derivative assets and liabilities is determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair value of derivative assets and liabilities includes adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparties, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.

13.    Income Taxes

Income tax expense for the three and six months ended June 30, 2019, was $5.4 million and $7.5 million, respectively, compared to an income tax expense of $0.6 million and a benefit of $0.8 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the Company's effective tax rates were 27.0% and 27.7%, respectively. The variance from the statutory federal tax rate of 21.0% for the three and six months ended June 30, 2019, was primarily due to state taxes, foreign rate differential and non-deductible items.
For the three and six months ended June 30, 2018, the Company's effective tax rates were 29.6% and 49.6%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended June 30, 2018, was primarily due to state income taxes, foreign rate differential and non-deductible items.  The variance from the statutory federal rate of 21.0% for the six months ended June 30, 2018, was primarily due to state income taxes, foreign rate differential, non-deductible items and a refinement of the provisional estimate of the one-time repatriation tax under the 2017 Tax Cuts and Jobs Act ("Tax Act").

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

As discussed in Note 3, Discontinued Operations, the Company closed the sale of the Disposed Business on November 1, 2018, which was previously reported as the Mechanical Insulation segment. The previously reported amounts for the Mechanical Insulation segment have been reclassified to discontinued operations for all periods presented. The Company’s continuing operations now consist of what was previously reported as the Specialty Building Products segment for the three and six months ended June 30, 2018.

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The Company generates the majority of its revenue in the United States with the remainder being generated in Canada. For the three months ended June 30, 2019, 90.4% and 9.6% of the Company's revenue was generated in the United States and Canada, respectively. For the six months ended June 30, 2019, 90.5% and 9.5% of the Company's revenue was generated in the United States and Canada, respectively. For the three months ended June 30, 2018, 88.2% and 11.8% of the Company's revenue was generated in the United States and Canada, respectively. For the six months ended June 30, 2018, 87.9% and 12.1% of the Company's revenue was generated in the United States and Canada, respectively.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The following table sets forth property, plant and equipment, right-of-use assets, goodwill and intangibles by geographic area (in thousands):

	June 30, 2019	December 31, 2018
Property, plant and equipment, net
United States	$134,019	$137,252
Canada	14,035	14,389
Total property, plant and equipment, net	$148,054	$151,641
Right-of-use assets, net
United States	$99,125	$—
Canada	15,528	—
Total right-of-use assets, net	$114,653	$—
Goodwill
United States	$459,978	$460,384
Canada	30,629	24,557
Total goodwill	$490,607	$484,941
Intangibles, net
United States	$116,849	$141,186
Canada	12,716	4,690
Total intangibles, net	$129,565	$145,876

The Company’s net sales by major product line are as follows (in thousands):

	Three Months Ended June 30,				Change
	2019		2018		$	%

Wallboard	$214,059	38.2%	$198,598	38.0%	$15,461	7.8%
Suspended ceiling systems	106,176	19.0%	97,755	18.7%	8,421	8.6%
Metal framing	102,425	18.3%	91,476	17.5%	10,949	12.0%
Complementary and other products	137,251	24.5%	134,390	25.8%	2,861	2.1%
Total net sales	$559,911	100.0%	$522,219	100.0%	$37,692	7.2%

	Six Months Ended June 30,				Change
	2019		2018		$	%

Wallboard	$416,973	38.8%	$379,252	38.5%	$37,721	9.9%
Suspended ceiling systems	195,172	18.2%	183,933	18.7%	$11,239	6.1%
Metal framing	201,676	18.8%	165,443	16.8%	$36,233	21.9%
Complementary and other products	260,962	24.2%	257,252	26.0%	3,710	1.4%
Total net sales	$1,074,783	100.0%	$985,880	100.0%	$88,903	9.0%

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

15. Other Current Liabilities

The balance of other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued expenses	$4,977	$5,080
Accrued interest	356	1,315
Accrued other	16,894	13,584
Total other current liabilities	$22,227	$19,979

16. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares used in basic computations	42,987,915	42,893,498	42,960,124	42,886,867
Dilutive effect of stock options and restricted stock units	257,438	16,519	104,372	16,921
Weighted average shares used in diluted computations	43,245,353	42,910,017	43,064,496	42,903,788

For the three and six months ended June 30, 2019, there were 38,806 and 85,918 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive. For the three and six months ended June 30, 2018, there were 66,000 and 177,000 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Condensed Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statement. In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, and our management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on February 26, 2019, or the 2018 10-K, as updated by our subsequent filings with the SEC.

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

On November 1, 2018, we completed the sale of our Mechanical Insulation segment, or the Disposed Business, to SPI LLC, an unrelated third party controlled by Dunes Point Capital and its associated funds, for approximately $122.5 million (subject to certain adjustments). As a result of this sale, we operate in one segment. For the three and six months ended June 30, 2018, the Disposed Business is presented as discontinued operations. See Note 3, Discontinued Operations, to the condensed consolidated financial statements.

Second Quarter Update

Financial Results

We reported net sales of $559.9 million for the three months ended June 30, 2019, an increase of $37.7 million, or 7.2%, compared to the three months ended June 30, 2018, including base business net sales growth of 3.4%. Our gross margin for the three months ended June 30, 2019, was 30.6% compared to 28.0% for the three months ended June 30, 2018, due to improved profitability across our product lines driven by continued development of our pricing and purchasing initiatives.

2019 Acquisitions

We supplement our organic growth strategy with selective acquisitions. Since January 2019 through the date of this filing, we have completed two acquisitions totaling four branches. See Note 6, Acquisitions, to the condensed consolidated financial statements. We are typically evaluating several acquisition opportunities at any given time and maintain an extensive and active acquisition pipeline. We believe expansion of our geographic footprint and product offerings by executing additional strategic acquisitions presents a significant opportunity for our business. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through combined procurement and pricing programs and brand consolidation. The 2019 acquisitions completed contributed $5.9 million to net sales for the three months ended June 30, 2019, and $9.3 million for the six months ended June 30, 2019.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Select Acoustic Supply Inc.	May 1, 2019	Ontario, Canada	1
Builders' Supplies Limited II	February 1, 2019	Ontario, Canada	3
Total			4

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2018 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, volume, costs and pricing programs. There have been no material changes to those factors and trends during the six months ended June 30, 2019.

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended June 30,
	2019		2018
(dollars in thousands)
Statements of operations data
Net sales	$559,911	100.0%	$522,219	100.0%
Cost of goods sold	388,374	69.4%	375,952	72.0%
Gross profit	171,537	30.6%	146,267	28.0%
Operating expenses:
Selling, general and administrative expenses	122,735	21.9%	110,153	21.1%
Depreciation and amortization	20,351	3.6%	18,751	3.6%
Total operating expenses	143,086	25.5%	128,904	24.7%
Income from operations	28,451	5.1%	17,363	3.3%
Interest expense	(8,341)	(1.5)%	(15,333)	(2.9)%
Other income, net	44	—%	61	—%
Income before income taxes	20,154	3.6%	2,091	0.4%
Income tax expense	5,433	1.0%	618	0.1%
Income from continuing operations	14,721	2.6%	1,473	0.3%
Income from discontinued operations, net of tax	—	—%	3,927	0.8%
Loss on sale of discontinued operations, net of tax	(44)	—%	—	—%
Net income	$14,677	2.6%	$5,400	1.1%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Three Months Ended June 30,				Change
	2019		2018		$	%
(dollars in thousands)
Wallboard	$214,059	38.2%	$198,598	38.0%	$15,461	7.8%
Suspended ceiling systems	106,176	19.0%	97,755	18.7%	8,421	8.6%
Metal framing	102,425	18.3%	91,476	17.5%	10,949	12.0%
Complementary and other products	137,251	24.5%	134,390	25.8%	2,861	2.1%
Total net sales	$559,911	100.0%	$522,219	100.0%	$37,692	7.2%
Total gross profit	$171,537		$146,267		$25,270	17.3%
Total gross margin	30.6%		28.0%		2.6%

Net Sales
Net sales for the three months ended June 30, 2019, were $559.9 million compared to $522.2 million for the three months ended June 30, 2018, representing an increase of $37.7 million, or 7.2%. Net sales from base business branches contributed $16.4 million of the net sales increase. The base business increase was primarily due to strong commercial activity and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined contributed $21.3 million of the net sales increase. The change in our base business net sales was primarily driven by the following factors:

•	an increase in wallboard net sales of $3.6 million, or 1.9%, primarily due to an increase in average selling price and product mix.

•	an increase in suspended ceiling systems net sales of $2.6 million, or 3.1%, primarily due to an increase in average selling price and product mix.

•	an increase in metal framing net sales of $4.7 million, or 5.3%, primarily due to an increase in commercial construction activity.

•	an increase in complementary and other product net sales of $5.4 million, or 4.6%, primarily due to our continued initiatives to increase complementary product sales.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended June 30,		Change
	2019	2018	$	%
(dollars in thousands)
Base business (1)	$499,006	$482,655	$16,351	3.4%
Acquired and combined (2)	60,905	39,564	21,341	53.9%
Net sales	$559,911	$522,219	$37,692	7.2%
(1) Represents net sales from branches that were owned by us since January 1, 2018 and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2018, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Three Months Ended June 30, 2018	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Three Months Ended June 30, 2019	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$198,598	$3,593	$11,868	$214,059	7.8%	1.9%	134.5%
Suspended ceiling systems	97,755	2,637	5,784	106,176	8.6%	3.1%	47.8%
Metal framing	91,476	4,683	6,266	102,425	12.0%	5.3%	212.5%
Complementary and other products	134,390	5,438	(2,577)	137,251	2.1%	4.6%	(16.4)%
Net sales	$522,219	$16,351	$21,341	$559,911	7.2%	3.4%	53.9%
Average daily net sales(3)	$8,160	$256	$333	$8,749	7.2%	3.4%	53.9%
(1) Represents base business net sales change as a percentage of base business net sales for the three months ended June 30, 2018.
(2) Represents acquired and combined net sales as a percentage of acquired and combined net sales for the three months ended June 30, 2018.
(3) The number of business days for the three months ended June 30, 2019 and 2018, were 64 and 64, respectively.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2019, was $171.5 million compared to $146.3 million for the three months ended June 30, 2018, representing an increase of $25.2 million, or 17.3%. Gross profit increased due to an expansion of our gross margin, an increase in sales from acquisitions and base business growth.

Gross margin for the three months ended June 30, 2019, was 30.6% compared to 28.0% for the three months ended June 30, 2018. The increase in gross margin was primarily due to improved profitability across our product lines driven by continued development of our pricing and purchasing initiatives.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the three months ended June 30, 2019, were $122.7 million compared to $110.2 million for the three months ended June 30, 2018, representing an increase of $12.6 million, or 11.4%. As a percentage of net sales, SG&A expenses were 21.9% for the three months ended June 30, 2019, compared to 21.1% for the three months ended June 30, 2018. The increase in SG&A expenses as a percentage of net sales was primarily due to our continued investment in various company-wide initiatives and higher operating costs as a result of adverse weather conditions.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2019, was $20.4 million compared to $18.8 million for the three months ended June 30, 2018, representing an increase of $1.6 million, or 8.5%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to June 30, 2018, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the three months ended June 30, 2019, was $8.3 million compared to $15.3 million for the three months ended June 30, 2018, representing a decrease of $7.0 million, or 45.6%. The decrease is primarily due to the refinancing of our senior secured notes in August 2018. See Note 8, Long-Term Debt, to the condensed consolidated financial statements.

Income Taxes

Income tax expense for the three months ended June 30, 2019, was $5.4 million compared to an income tax expense of $0.6 million for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 was 27.0% compared to 29.6% for the three months ended June 30, 2018. The difference in the effective tax rates between periods is due primarily to the impact the foreign rate differential and non-deductible items had on lower reported earnings in 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Six Months Ended June 30,
	2019		2018
(dollars in thousands)
Statements of operations data
Net sales	$1,074,783	100.0%	$985,880	100.0%
Cost of goods sold	750,286	69.8%	705,176	71.5%
Gross profit	324,497	30.2%	280,704	28.5%
Operating expenses:
Selling, general and administrative expenses	239,965	22.3%	214,810	21.8%
Depreciation and amortization	40,693	3.8%	37,148	3.8%
Total operating expenses	280,658	26.1%	251,958	25.6%
Income from operations	43,839	4.1%	28,746	2.9%
Interest expense	(16,897)	(1.6)%	(30,452)	(3.1)%
Other income, net	85	—%	135	—%
Income (loss) before income taxes	27,027	2.5%	(1,571)	(0.2)%
Income tax expense (benefit)	7,478	0.7%	(780)	(0.1)%
Income (loss) from continuing operations	19,549	1.8%	(791)	(0.1)%
Income from discontinued operations, net of tax	—	—%	5,138	0.5%
Loss on sale of discontinued operations, net of tax	(1,390)	(0.1)%	—	—%
Net income	$18,159	1.7%	$4,347	0.4%
Our net sales by major product line, gross profit and gross margin, are as follows:

	Six Months Ended June 30,				Change
	2019		2018		$	%
(dollars in thousands)
Wallboard	$416,973	38.8%	$379,252	38.5%	$37,721	9.9%
Suspended ceiling systems	195,172	18.2%	183,933	18.7%	11,239	6.1%
Metal framing	201,676	18.8%	165,443	16.8%	36,233	21.9%
Complementary and other products	260,962	24.2%	257,252	26.0%	3,710	1.4%
Total net sales	$1,074,783	100.0%	$985,880	100.0%	$88,903	9.0%
Total gross profit	$324,497		$280,704		$43,793	15.6%
Total gross margin	30.2%		28.5%		1.7%

Net Sales
Net sales for the six months ended June 30, 2019, were $1,074.8 million compared to $985.9 million for the six months ended June 30, 2018, representing an increase of $88.9 million, or 9.0%. Average daily net sales increased 9.9% over the same period due to a one business day difference between the six months ended June 30, 2019 and the six months ended June 30, 2018. Net sales from base business branches contributed $45.9 million of the net sales increase, and average daily base business net sales increased by 5.8% over the same period. The base business net sales increase was primarily due to strong commercial activity and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined contributed $43.0 million of the net sales increase. The change in our base business net sales was primarily driven by the following factors:

•
an increase in wallboard net sales of $13.1 million, or 3.6%, primarily due to an increase in average selling price of 1.7% and an increase in wallboard unit volume of 1.8%. On a daily net sales basis, wallboard increased by 4.4% driven by an average daily unit volume growth of 2.6%.

•
an increase in suspended ceiling systems net sales of $2.5 million, or 1.5%. On a daily net sales basis, suspended ceiling systems increased by 2.3%, which was primarily due to an increase in average selling price and product mix.

•
an increase in metal framing net sales of $22.6 million, or 14.1%. On a daily net sales basis, metal framing increased by 15.0%. The increase in metal framing net sales was primarily due to an increase in commercial construction activity and an increase in average selling price.

•
an increase in complementary and other product net sales of $7.7 million, or 3.4%. On a daily net sales basis, complementary and other products increased by 4.2%, primarily due to our continued initiatives to increase complementary product sales.

The table below highlights net sales from our base business and acquired and combined branches:

	Six Months Ended June 30,		Change
	2019	2018	$	%
(dollars in thousands)
Base business (1)	$959,907	$914,019	$45,888	5.0%
Acquired and combined (2)	114,876	71,861	43,015	59.9%
Net sales	$1,074,783	$985,880	$88,903	9.0%
(1) Represents net sales from branches that were owned by us since January 1, 2018 and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2018, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Six Months Ended June 30, 2018	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Six Months Ended June 30, 2019	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$379,252	$13,129	$24,592	$416,973	9.9%	3.6%	156.1%
Suspended ceiling systems	183,933	2,459	8,780	195,172	6.1%	1.5%	39.6%
Metal framing	165,443	22,622	13,611	201,676	21.9%	14.1%	285.5%
Complementary and other products	257,252	7,678	(3,968)	260,962	1.4%	3.4%	(13.6)%
Net sales	$985,880	$45,888	$43,015	$1,074,783	9.0%	5.0%	59.9%
Average daily net sales(3)	$7,702	$418	$343	$8,463	9.9%	5.8%	61.1%
(1) Represents base business net sales change as a percentage of base business net sales for the six months ended June 30, 2018.
(2) Represents acquired and combined net sales as a percentage of acquired and combined net sales for the six months ended June 30, 2018.
(3) The number of business days for the six months ended June 30, 2019 and 2018, were 127 and 128, respectively.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2019, was $324.5 million compared to $280.7 million for the six months ended June 30, 2018, representing an increase of $43.8 million, or 15.6%. Gross profit increased in line with higher sales volume and contributions from acquisitions and base business growth.

Gross margin for the six months ended June 30, 2019, was 30.2% compared to 28.5% for the six months ended June 30, 2018. The increase in gross margin was primarily due to improved profitability across our product lines driven by our ongoing pricing and purchasing initiatives and continued stabilization of our product costs.

Selling, General & Administrative Expenses

SG&A expenses for the six months ended June 30, 2019, were $240.0 million compared to $214.8 million for the six months ended June 30, 2018, representing an increase of $25.2 million, or 11.7%. As a percentage of net sales, SG&A expenses were 22.3% for the six months ended June 30, 2019, compared to 21.8% for the six months ended June 30, 2018. The increase in SG&A expenses as a percentage of net sales was primarily due to our continued investment in various company-wide initiatives and higher operating costs as a result of adverse weather conditions.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2019, was $40.7 million compared to $37.1 million for the six months ended June 30, 2018, representing an increase of $3.5 million, or 9.5%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to June 30, 2018, which increased the value of property and equipment and intangible assets subject to depreciation and amortization.

Interest Expense

Interest expense for the six months ended June 30, 2019, was $16.9 million compared to $30.5 million for the six months ended June 30, 2018, representing a decrease of $13.6 million, or 44.5%. The decrease is primarily due to the refinancing of our senior secured notes in August 2018. See Note 8, Long-Term Debt, to the condensed consolidated financial statements.

Income Taxes

Income tax expense for the six months ended June 30, 2019, was $7.5 million compared to an income tax benefit of $0.8 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was 27.7% compared to 49.6% for the six months ended June 30, 2018. The difference in the effective tax rates between periods is due primarily to a refinement of the provisional estimate of the one-time repatriation tax under the Tax Act in 2018.
Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and, in the future, we may depend on other debt financings allowed under the terms of the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to meet our debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The tax receivable agreement we are a party to, or TRA, may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial, negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, our capital expenditures and acquisitions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, or sell our assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot ensure that we will be able to refinance any of our indebtedness, including the 2018 Revolving Credit Facility and 2018 Term Loan Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Our TRA requires that after Lone Star Fund IX (U.S.) L.P., or Lone Star, no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permits our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing. The 2018 Revolving Credit Facility and 2018 Term Loan Facility restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of June 30, 2019, we had $136.5 million of outstanding borrowings and $238.5 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility.

See Note 8, Long-Term Debt, to the condensed consolidated financial statements for more information about the 2018 Revolving Credit Facility and 2018 Term Loan Facility.

As long as commitments are outstanding under the 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our Pro Forma Adjusted EBITDA to debt ratio, or the Total Net Leverage Ratio, exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended June 30, 2019, as though they had been consummated on the first day of the first quarter for the four quarters ended June 30, 2019 . The 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of June 30, 2019, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of June 30, 2019:

(dollars in thousands)	Four Quarters Ended June 30, 2019
Pro Forma Adjusted EBITDA (1)	$178,404
Consolidated Total Debt (2)	$592,934
Total Net Leverage Ratio	3.32x
Cash	$6,454
Consolidated Total Debt (2) less Cash ("Net Debt")	$586,480
Net Debt Leverage Ratio	3.29x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under the 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended June 30, 2019:

Four Quarters Ended June 30, 2019
(in thousands)
Adjusted EBITDA (a)	$172,769
Pro forma adjustment (b)	5,635
Pro Forma Adjusted EBITDA	$178,404
(a) See this section for the definition of Adjusted EBITDA and the section titled "Non-GAAP Financial Information" for a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the four quarters ended June 30, 2019, as though they had been consummated on the first day of the first quarter for the four quarters ended June 30, 2019. Other adjustments are also made to conform to the terms of the 2018 Revolving Credit Facility.

(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

As of June 30, 2019
(in thousands)
Total gross debt	$584,212
Finance leases	8,722
Consolidated Total Debt	$592,934

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table:

	Six Months Ended June 30,
	2019	2018
(in thousands)
Net cash provided by operating activities	$53,204	$699
Net cash used in investing activities	$(30,816)	$(40,109)
Net cash (used in) provided by financing activities	$(30,125)	$45,445

Operating Activities

Net cash provided by, or used in, operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, provision for doubtful accounts, right-of-use assets, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $52.5 million to $53.2 million for the six months ended June 30, 2019, as compared to $0.7 million in the same period in 2018. The increase was primarily due to higher net income including adjustments for higher non-cash items of $34.8 million and lower working capital requirements of $17.7 million.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions and capital expenditures, including purchases of land, buildings, leasehold improvements, fleet assets, information technology and other equipment. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.

Net cash used in investing activities decreased by $9.3 million to $30.8 million for the six months ended June 30, 2019, as compared to $40.1 million in the same period in 2018. The decrease was primarily due to lower purchases of property and equipment of $4.7 million and proceeds from termination of the net investment hedge of $3.3 million.

Financing Activities

Net cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our financing agreements.

Net cash used in financing activities increased by $75.6 million to $30.1 million in the six months ended June 30, 2019, as compared to net cash provided by financing activities of $45.4 million in the same period in 2018. The increase was primarily due to lower borrowings of $56.6 million and the first payment under the TRA of $16.7 million.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

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

There have been no material changes made to the critical accounting estimates during the periods presented in the condensed consolidated financial statements from those disclosed in the 2018 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income (loss) from continuing operations before interest expense, net, income tax expense (benefit), depreciation and amortization, unrealized gain on derivative financial instruments, IPO and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as non-cash purchase accounting effects, (gain) loss on the disposal of property and equipment and transaction costs. We calculated Pro Forma Adjusted EBITDA and Net Debt Leverage Ratio as shown in the previous section entitled “Liquidity and Capital Resources,” which is also a non-GAAP financial measure.

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

In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments made in our calculations, and our presentation of Adjusted EBITDA should not be construed to mean that our future results will be unaffected by such adjustments. Management compensates for these limitations by using Adjusted EBITDA as a supplemental financial metric and in conjunction with our results prepared in accordance with GAAP. The non-GAAP information should be read in conjunction with our accompanying condensed consolidated financial statements and the related notes.

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss) from continuing operations (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(dollars in thousands)
Net income (loss) from continuing operations	$14,721	$1,473	$19,549	$(791)
Interest expense, net	8,402	15,315	16,987	30,413
Income tax expense (benefit)	5,433	618	7,478	(780)
Depreciation and amortization	20,351	18,751	40,693	37,148
Unrealized gain on derivative financial instruments	—	(60)	—	(134)
IPO and public company readiness expenses	—	—	—	89
Stock-based compensation	1,110	636	1,939	878
Non-cash purchase accounting effects(a)	—	—	—	407
(Gain) loss on disposal of property and equipment	(258)	263	(67)	275
Transaction costs(b)	582	1,786	1,227	2,703
Adjusted EBITDA	$50,341	$38,782	$87,806	$70,208
Adjusted EBITDA margin(c)	9.0%	7.4%	8.2%	7.1%

(a)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized as a result of acquisitions.

(b)	Represents costs related to our transactions, including fees to financial advisors, accountants, attorneys and other professionals as well as certain internal corporate development costs.

(c)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Other than as disclosed in Note 5, Derivatives and Hedging Activities, of the condensed consolidated financial statements, there have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our 2018 10-K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FOUNDATION BUILDING MATERIALS, INC.

Date: August 6, 2019	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)