Form 10-Q
period 2019-09-30
Foundation Building Materials, Inc.
filed 2019-11-05
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from to

Commission File Number: 001-38009

FOUNDATION BUILDING MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware		81-4259606
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2520 Red Hill Avenue
Santa Ana, CA		92705
(Address of principal executive offices)		(Zip Code)
(714) 380-3127
(Registrant’s telephone number, including area code)

2741 Walnut Ave., Suite 200, Tustin CA, 92780
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

 As of November 1, 2019, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 42,989,840.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements
FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$564,906	$542,273	$1,639,689	$1,528,153
Cost of goods sold	393,111	388,236	1,143,397	1,093,412
Gross profit	171,795	154,037	496,292	434,741
Operating expenses:
Selling, general and administrative expenses	123,907	113,279	363,872	328,088
Depreciation and amortization	20,218	19,771	60,911	56,922
Total operating expenses	144,125	133,050	424,783	385,010
Income from operations	27,670	20,987	71,509	49,731
Loss on extinguishment of debt	—	(58,475)	—	(58,475)
Interest expense	(9,118)	(12,576)	(26,015)	(43,028)
Other (expense) income, net	(89)	(8)	(4)	126
Income (loss) before income taxes	18,463	(50,072)	45,490	(51,646)
Income tax expense (benefit)	5,754	(12,519)	13,232	(13,299)
Income (loss) from continuing operations	12,709	(37,553)	32,258	(38,347)
Income from discontinued operations, net of tax	—	2,772	—	7,913
Loss on sale of discontinued operations, net of tax	(11)	—	(1,401)	—
Net income (loss)	$12,698	$(34,781)	$30,857	$(30,434)

Earnings (loss) per share data:
Earnings (loss) from continuing operations per share - basic	$0.30	$(0.88)	0.75	$(0.89)
Earnings (loss) from continuing operations per share - diluted	$0.30	$(0.88)	0.75	$(0.89)

Earnings (loss) from discontinued operations per share - basic	$—	$0.07	(0.03)	$0.18
Earnings (loss) from discontinued operations per share - diluted	$—	$0.07	(0.03)	$0.18

Earnings (loss) per share - basic	$0.30	$(0.81)	0.72	$(0.71)
Earnings (loss) per share - diluted	$0.30	$(0.81)	0.72	$(0.71)

Weighted average shares outstanding:
Basic	42,988,829	42,894,474	42,969,797	42,889,430
Diluted	43,508,678	42,917,230	43,174,351	42,905,273

Comprehensive income (loss):
Net income (loss)	$12,698	$(34,781)	$30,857	$(30,434)
Foreign currency translation adjustment	(984)	1,481	2,317	(2,724)
Unrealized gain (loss) on derivatives, net of taxes of $0.1 million and $0.5 million, respectively and $2.2 million and $0.5 million, respectively	344	(1,420)	(6,436)	839
Total other comprehensive (loss) income	(640)	61	(4,119)	(1,885)
Total comprehensive income (loss)	$12,058	$(34,720)	$26,738	$(32,319)
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$22,668	$15,299
Accounts receivable—net of allowance for doubtful accounts of $3,678 and $3,239, respectively	314,088	276,043
Other receivables	49,284	57,472
Inventories	163,280	165,989
Prepaid expenses and other current assets	13,321	9,053
Total current assets	562,641	523,856
Property and equipment, net	153,294	151,641
Right-of-use assets, net	117,137	—
Intangible assets, net	117,894	145,876
Goodwill	490,315	484,941
Other assets	5,481	10,393
Total assets	$1,446,762	$1,316,707
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$143,958	$137,773
Accrued payroll and employee benefits	29,113	28,830
Accrued taxes	11,092	11,867
Current portion of tax receivable agreement	27,676	16,667
Current portion of term loan, net	4,500	4,500
Current portion of lease liabilities	29,310	—
Other current liabilities	23,650	19,979
Total current liabilities	269,299	219,616
Asset-based revolving credit facility	134,306	146,000
Long-term portion of term loan, net	435,475	437,999
Tax receivable agreement	90,272	117,948
Deferred income taxes, net	18,586	20,678
Long-term portion of lease liabilities	95,045	—
Other liabilities	7,957	8,117
Total liabilities	1,050,940	950,358
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,989,840 and 42,907,326 shares issued, respectively	13	13
Additional paid-in capital	335,237	332,330
Retained earnings	64,872	34,187
Accumulated other comprehensive loss	(4,300)	(181)
Total stockholders' equity	395,822	366,349
Total liabilities and stockholders' equity	$1,446,762	$1,316,707

See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$30,857	$(30,434)
Add: loss on sale of discontinued operations	(1,401)	—
Less: net income from discontinued operations	—	7,913
Net income (loss) from continuing operations	32,258	(38,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation	26,173	24,383
Amortization of intangible assets	34,738	32,539
Amortization of debt issuance costs and debt discount	1,617	6,834
Loss on extinguishment of debt	—	58,475
Inventory fair value purchase accounting adjustment	234	413
Provision for doubtful accounts	2,017	1,654
Stock-based compensation	3,056	1,512
Unrealized gain on derivative instruments, net	—	(56)
(Gain) loss on disposal of property and equipment	(54)	614
Right-of-use assets non-cash expense	20,586	—
Deferred income taxes	63	(13,038)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,949)	(65,361)
Other receivables	10,520	5,361
Inventories	5,623	(3,244)
Prepaid expenses and other current assets	(4,198)	(496)
Other assets	(187)	(1,928)
Accounts payable	2,417	(8,940)
Accrued payroll and employee benefits	214	7,929
Accrued taxes	(860)	4,783
Operating lease liability	(20,034)	—
Other liabilities	6,019	(13,960)
Net cash provided by (used in) operating activities from continuing operations	87,253	(873)
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(29,369)	(28,157)
Proceeds from termination of net investment hedge	3,313	—
Proceeds from net working capital adjustments related to acquisitions	461	115
Proceeds from the disposal of fixed assets	2,719	1,605
Acquisitions, net of cash acquired	(21,882)	(70,334)
Net cash used in investing activities from continuing operations	(44,758)	(96,771)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	403,454	757,298
Repayments of asset-based revolving credit facility	(415,178)	(498,964)

Principal payments for term loan	(3,375)	—
Term loan proceeds	—	450,000
Term loan original issuance discount and deferred finance costs	—	(7,935)
Repayment of bond principal	—	(575,000)
Prepayment premium on senior secured notes	—	(23,872)
Payment related to tax receivable agreement	(16,667)	—
Tax withholding payment related to net settlement of equity awards	(155)	(61)
Principal repayment of finance lease obligations	(2,002)	(2,094)
Net cash (used in) provided by financing activities from continuing operations	(33,923)	99,372
Net cash used in operating activities from discontinued operations	—	(2,063)
Net cash used in investing activities from discontinued operations	(1,401)	(928)
Net cash used in financing activities of discontinued operations	—	(140)
Net cash used in discontinued operations	(1,401)	(3,131)
Effect of exchange rate changes on cash	198	(138)
Net increase (decrease) in cash	7,369	(1,541)
Cash and cash equivalents at beginning of period	15,299	12,101
Cash and cash equivalents at end of period	$22,668	$10,560

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,401	$1,504
Cash paid for interest	$24,150	$52,288
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$5,663	$839
Goodwill adjustment for purchase price allocation	$57	$202
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share data)

Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
Adoption of derivatives guidance	—	—	—	(172)	172	—
Stock-based compensation	—	—	829	—	—	829
Vesting of restricted stock units	93,014	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(13,657)	—	(130)	—	—	(130)
Other comprehensive loss	—	—	—	—	(2,098)	(2,098)
Net income	—	—	—	3,482		3,482
Balance at March 31, 2019	42,986,683	$13	$333,029	$37,497	$(2,107)	$368,432
Stock-based compensation	—	—	1,110	—	—	1,110
Vesting of restricted stock units	2,149	—		—	—	—
Shares withheld related to net settlement of equity awards	(722)	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	—	(1,553)	(1,553)
Net income	—	—	—	14,677	—	14,677
Balance at June 30, 2019	42,988,110	$13	$334,131	$52,174	$(3,660)	$382,658
Stock-based compensation	—	—	1,117	—	—	1,117
Vesting of restricted stock units	2,135	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(405)	—	(11)	—	—	(11)
Other comprehensive loss	—	—	—	—	(640)	(640)
Net income	—	—	—	12,698	—	12,698
Balance at September 30, 2019	42,989,840	13	$335,237	$64,872	$(4,300)	$395,822

Nine Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2017	42,865,407	$13	$330,113	$46,184	$2,354	$378,664
Adoption of tax guidance	—	—	—	180	(180)	—
Stock-based compensation	—	—	271	—	—	271
Vesting of restricted stock units	29,050	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(3,205)	—	(45)	—	—	(45)
Other comprehensive loss	—	—	—	—	(1,028)	(1,028)
Net loss	—	—	—	(1,053)	—	(1,053)
Balance at March 31, 2018	42,891,252	$13	$330,339	$45,311	$1,146	$376,809
Stock-based compensation	—	—	667	—	—	667
Vesting of restricted stock units	3,525	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(795)	—	(11)	—	—	(11)
Other comprehensive loss	—	—	—	—	(735)	(735)
Net income	—	—	—	5,400	—	5,400
Balance at June 30, 2018	42,893,982	$13	$330,995	$50,711	$411	$382,130
Changes in accounting standard - income taxes	—	—	—	6	—	6
Stock-based compensation	—	—	677	—	—	677
Vesting of restricted stock units	1,327	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(344)	—	(5)	—	—	(5)
Other comprehensive loss	—	—	—	—	58	58
Net income	—	—	—	(34,781)	—	(34,781)
Balance at September 30, 2018	42,894,965	$13	$331,667	$15,936	$469	$348,085
See accompanying notes to the condensed consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

1.    Business and Basis of Presentation

Business

Foundation Building Materials, Inc. (the "Company") is a specialty building products distributor of wallboard, suspended ceiling systems, and metal framing throughout the U.S. and Canada. Based in Santa Ana, California, the Company employs more than 3,400 people and operates more than 175 branches across the U.S. and Canada.

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

Reorganization

On February 8, 2017, FBM Alpha LLC (formerly known as LSF9 Cypress Parent, LLC) ("Alpha"), transferred its wholly owned direct subsidiary Foundation Building Materials Holding Company LLC (formerly known as FBM Beta LLC and LSF9 Cypress Holdings, LLC) ("Holdco"), and indirectly held subsidiary FBM Finance, Inc., to the Company, thereby transferring the business for which historical financial information is included in these results of operations, to be indirectly held by the Company.

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either "finance" or "operating," with such classification affecting the pattern of expense recognition in the income statement. This update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million, and recorded a gain on the sale of $13.7 million, net of taxes. For the three and nine months ended September 30, 2019, the Company recorded a loss on the sale of discontinued operations of $0 and $1.4 million, respectively, related to customary purchase price adjustments.

The Company reclassified the results of operations and cash flows of the Disposed Business to discontinued operations in its accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2018.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The summarized financial information related to the Disposed Business that has been excluded from continuing operations and reported as discontinued operations in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales	$82,533	$237,923
Cost of goods sold	60,125	172,682
Gross profit	22,408	65,241
Operating expenses:
Selling, general and administrative expenses	17,078	49,481
Depreciation and amortization	1,561	4,637
Total operating expenses	18,639	54,118
Income from operations	3,769	11,123
Interest expense	(11)	(36)
Other income (expense), net	5	(5)
Income from discontinued operations before income taxes	3,763	11,082
Income tax expense	991	3,169
Net income from discontinued operations, net of tax	$2,772	$7,913

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The following table summarizes the Company's operating and finance leases by country as of September 30, 2019 (in thousands):

	September 30, 2019
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$109,139	$16,032	$125,171
Accumulated amortization	(16,143)	(2,422)	(18,565)
Real estate ROU assets, net	$92,996	$13,610	$106,606
Real estate lease liability	$92,074	$13,772	$105,846

Vehicle and equipment ROU assets, gross	$11,779	$863	$12,642
Accumulated amortization	(1,934)	(177)	(2,111)
Vehicle and equipment ROU assets, net	$9,845	$686	$10,531
Vehicle and equipment lease liability	$9,822	$682	$10,504

Total ROU assets, net	$102,841	$14,296	$117,137
Total operating lease liability	$101,896	$14,454	$116,350

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,366	$2,834	$9,200
Accumulated depreciation	(1,468)	(528)	(1,996)
Total vehicle and equipment ROU assets, net	$4,898	$2,306	$7,204
Total vehicle and equipment lease liability	$5,299	$2,706	$8,005

The components of lease cost for the three and nine months ended September 30, 2019, are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Income Statement Classification
Operating leases:
Lease cost	$8,335	$24,469	Selling, general and administrative expenses
Variable lease cost	527	2,852	Selling, general and administrative expenses
Operating lease cost	8,862	27,321
Finance leases:
Amortization of ROU assets	615	2,044	Depreciation and amortization
Interest on lease liabilities	106	347	Interest expense
Finance lease cost	721	2,391
Total lease cost	$9,583	$29,712

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

Supplemental cash flow information for leases for the nine months ended September 30, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,035
Financing cash flows from finance leases	$2,002

Right-of-use-assets obtained in exchange for lease obligations:
Finance leases	$203
Operating leases	$136,204

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of September 30, 2019, are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.30	3.47
Weighted average discount rate	4.6%	5.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet at September 30, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2019 (excluding the nine months ended September 30, 2019)	$7,989	$770	$8,759
2020	30,941	2,902	33,843
2021	28,521	2,440	30,961
2022	22,564	1,492	24,056
2023	16,667	970	17,637
2024 and thereafter	24,545	150	24,695
Total lease payments	131,227	8,724	139,951
Less amount representing interest	(14,877)	(719)	(15,596)
Total	$116,350	$8,005	$124,355

Current portion of lease liabilities	$26,671	$2,639	$29,310
Long-term portion of lease liabilities	$89,679	$5,366	$95,045

The Company's future minimum operating lease commitments, as of December 31, 2018, under ASC Topic 840, the predecessor to Topic 842, were as follows:

Years Ending December 31,	Total
2019	$29,289
2020	26,202
2021	23,796
2022	18,120
2023	12,647
Thereafter	19,856
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

The interest rate swaps are measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability. As of September 30, 2019, the fair value of the interest rate swaps was $7.7 million and was recorded in non-current other liabilities. The Company did not have any interest rate swaps as of December 31, 2018.

The Company recorded losses of $0.6 million and $5.7 million, net of taxes of $0.2 million and $2.0 million, respectively, for the three and nine months ended September 30, 2019 recorded in comprehensive income (loss). For the three and nine months ended September 30, 2018, the Company did not have interest rate swaps outstanding.

Net Investment Hedge

On May 15, 2019, the Company terminated its foreign currency exchange rate contracts with total notional amounts of approximately $88.0 million. The Company recognized a gain of $2.5 million, net of taxes of $0.8 million, upon termination of the contracts, which was recorded in comprehensive income (loss). On May 15, 2019, the Company entered into new foreign currency exchange rate contracts with total notional amounts of $81.3 million. As of September 30, 2019, the amount of notional foreign currency exchange rate contracts outstanding was approximately $81.3 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

The net investment hedge is measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability. As of September 30, 2019, the fair value of the derivative instrument was $0.1 million and was recorded in other non-current liabilities. As of December 31, 2018, the fair value of the net investment hedge was $4.3 million and was recorded in other non-current assets.

The Company recognized a gain of $1.0 million and a loss of $0.7 million, net of taxes of $0.3 million and $0.3 million, for the three and nine months ended September 30, 2019, respectively, related to the total change in fair value of the net investment hedge, which was recorded in comprehensive income (loss). The Company recognized a loss of $1.4 million and a gain of $0.8 million, respectively, net of taxes of $0.5 million and $0.5 million, respectively, for the three and nine months ended September 30, 2018, recorded in comprehensive income (loss), related to the effective portion of the net investment hedge.

On January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, and reclassified $0.2 million from retained earnings to other comprehensive income (loss) related to the cumulative ineffective portion of the net investment hedge.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

6.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of September 30, 2019. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the applicable acquisition dates.

During the nine months ended September 30, 2019, the Company completed the following acquisitions:

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

During the nine months ended September 30, 2019, the Company completed the Select and BSL acquisitions ("2019 Acquisitions") for a total of $21.9 million, net of cash acquired. These acquisitions are not considered material. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Nine Months Ended September 30, 2019
Assets acquired:
Cash	$88
Accounts receivable	6,095
Other receivables	2,012
Inventories	2,612
Prepaid and other current assets	29
Property and equipment	605
Goodwill	5,019
Intangible assets	8,953
Total assets acquired	25,413
Liabilities assumed:
Accounts payable	(3,125)
Accrued expenses and other current liabilities	(318)
Total liabilities assumed	(3,443)
Total net assets acquired	$21,970

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

7.    Goodwill and Intangible Assets

The change in goodwill from December 31, 2018 to September 30, 2019, consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2018	$484,941
Goodwill acquired	5,019
Purchase price allocation adjustments from prior periods	(403)
Impact of foreign currency exchange rates	758
Balance at September 30, 2019	$490,315

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(12,778)	$3,202	$15,980	$(10,423)	$5,557
Customer relationships	259,756	(145,064)	114,692	250,498	(112,757)	137,741
Other intangible assets	—	—	—	3,489	(911)	2,578
	$275,736	$(157,842)	$117,894	$269,967	$(124,091)	$145,876

On January 1, 2019, the Company reclassified certain other intangible assets related to real estate leases to right-of-use assets in accordance with the applicable transition guidance in ASC 840, the predecessor to Topic 842.

The weighted average amortization period of these intangible assets in the aggregate is 3.7 years.

8.    Long-Term Debt

Debt consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
2018 Term Loan Facility	$446,625	$450,000
Unamortized deferred financing and issuance costs - term loan	(6,650)	(7,500)
2018 Revolving Credit Facility	134,306	146,000
Unamortized deferred financing costs - revolving credit facility	(3,933)	(4,673)
	$570,348	$583,827

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

The 2018 Term Loan Facility contains a number of covenants that are subject to certain exceptions, restrict Alpha’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its equity securities or redeem, repurchase or retire its equity securities or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including equity securities of its subsidiaries, alter the business it conducts, consolidate or merge and incur liens.

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

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s Pro Forma Adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended September 30, 2019, as though they had been consummated on the first day of the first quarter for the four quarters ended September 30, 2019. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of September 30, 2019, the Company had $134.3 million of outstanding borrowings and $240.7 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility for the three and nine months ended September 30, 2019 was 3.8% and 4.0%, respectively.

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

Senior Secured Notes

On August 15, 2018, the Company redeemed the entire $575.0 million principal amount of its outstanding Senior Secured Notes (the "Notes") at a redemption price equal to 104.125% of the principal amount of Notes being redeemed plus accrued and unpaid interest. The Notes were issued in a private placement on August 9, 2016, at an issue price of 100% of the principal with a stated interest rate of 8.25%.

Upon redemption of the Notes, the Company expensed $57.8 million of deferred financing costs, original issuance discounts and prepayment premiums, which were included in the condensed consolidated statements of operations in loss on extinguishment of debt.

Debt Issuance Costs

Unamortized deferred financing and issuance costs as of September 30, 2019 were $10.6 million, of which $6.7 million was included in long-term portion of term loan, net and $3.9 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets. Unamortized debt issuance costs as of December 31, 2018 were $12.2 million, of which $7.5 million was included in long-term portion of term loan, net and $4.7 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2019, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

9. Tax Receivable Agreement

In connection with the Company's initial public offering ("IPO"), the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances is deemed to realize) as a result of the utilization of the Company's and the Company’s subsidiaries’ (a) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (b) net operating losses, (c) tax credits and (d) certain other tax attributes. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the condensed consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the TRA is terminated early.

As of September 30, 2019 and December 31, 2018, the TRA liability balance was $117.9 million and $134.6 million, respectively. The first payment related to the TRA was made in January 2019 for $16.7 million. The next TRA payment is anticipated to be made in the first quarter of 2020. This payment is estimated to be $27.7 million, and is reflected as a current liability as of September 30, 2019.

10.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

The components of accumulated other comprehensive loss for the nine months ended September 30, 2019, were as follows (in thousands):

	Foreign Currency Translation (Losses) Gains	Unrealized Gain (Loss) on Derivatives, Net of Taxes	Total
Balance at December 31, 2018	$(3,085)	$2,904	$(181)
Other comprehensive income (loss)	2,317	(6,436)	(4,119)
Balance at September 30, 2019	$(768)	$(3,532)	$(4,300)

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of September 30, 2019, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

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

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2019, is as follows (in thousands):

	Fair Value Measurements as of September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liability (Note 5)	$—	$(7,781)	$—	$(7,781)

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

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

The fair value of derivative assets and liabilities is determined using quantitative models that utilize multiple market inputs including interest rates and exchange rates to generate continuous yield or pricing curves and volatility factors to value the position. A majority of market inputs is actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair value of derivative assets and liabilities includes adjustments for market liquidity, counterparty credit quality and other instrument-specific factors, where appropriate. In addition, the Company incorporates within its fair value measurements a valuation adjustment to reflect the credit risk associated with the net position. Positions are netted by counterparties, and fair value for net long exposures is adjusted for counterparty credit risk while the fair value for net short exposures is adjusted for the Company’s own credit risk.

13.    Income Taxes

Income tax expense for the three and nine months ended September 30, 2019, was $5.8 million and $13.2 million, respectively, compared to an income tax benefit of $12.5 million and $13.3 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, the Company's effective tax rates were 31.2% and 29.1%, respectively. The variance from the statutory federal tax rate of 21.0% for the three and nine months ended September 30, 2019, was primarily due to state taxes, Global Intangible Low Taxed Income provision, non-deductible items and foreign rate differential.
For the three and nine months ended September 30, 2018, the Company's effective tax rates were 25.0% and 25.8%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended September 30, 2018 was primarily due to state income taxes, non-deductible items and a foreign rate differential partially offset by a reduction in valuation allowance treated as a discrete item during the quarter. The variance from the statutory federal rate of 21.0% for the nine months ended September 30, 2018 was primarily due to the same items impacting the three-month rate, partially offset by a refinement of the provisional estimate of the one-time repatriation tax under the 2017 Tax Cuts and Jobs Act treated as a discrete item during the first quarter.

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

As discussed in Note 3, Discontinued Operations, the Company closed the sale of the Disposed Business on November 1, 2018, which was previously reported as the Mechanical Insulation segment. The previously reported amounts for the Mechanical Insulation segment have been reclassified to discontinued operations for all periods presented. The Company’s continuing operations now consist of what was previously reported as the Specialty Building Products segment for the three and nine months ended September 30, 2018.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The Company generates the majority of its revenue in the United States with the remainder being generated in Canada. For the three months ended September 30, 2019, 90.1% and 9.9% of the Company's revenue was generated in the United States and Canada, respectively. For the nine months ended September 30, 2019, 90.4% and 9.6% of the Company's revenue was generated in the United States and Canada, respectively. For the three months ended September 30, 2018, 90.0% and 10.0% of the Company's revenue was generated in the United States and Canada, respectively. For the nine months ended September 30, 2018, 88.6% and 11.4% of the Company's revenue was generated in the United States and Canada, respectively.

The following table sets forth property, plant and equipment, right-of-use assets, goodwill and intangibles by geographic area (in thousands):

	September 30, 2019	December 31, 2018
Property, plant and equipment, net
United States	$138,738	$137,252
Canada	14,556	14,389
Total property, plant and equipment, net	$153,294	$151,641
Right-of-use assets, net
United States	$102,841	$—
Canada	14,296	—
Total right-of-use assets, net	$117,137	$—
Goodwill
United States	$459,978	$460,384
Canada	30,337	24,557
Total goodwill	$490,315	$484,941
Intangibles, net
United States	$105,959	$141,186
Canada	11,935	4,690
Total intangibles, net	$117,894	$145,876

The Company’s net sales by major product line are as follows (dollars in thousands):

	Three Months Ended September 30,				Change
	2019		2018		$	%

Wallboard	$207,326	36.7%	$203,991	37.6%	$3,335	1.6%
Suspended ceiling systems	118,873	21.0%	104,422	19.3%	14,451	13.8%
Metal framing	98,817	17.5%	98,576	18.2%	241	0.2%
Complementary and other products	139,890	24.8%	135,284	24.9%	4,606	3.4%
Total net sales	$564,906	100.0%	$542,273	100.0%	$22,633	4.2%

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

	Nine Months Ended September 30,				Change
	2019		2018		$	%

Wallboard	$624,299	38.1%	$583,242	38.2%	$41,057	7.0%
Suspended ceiling systems	314,045	19.2%	288,356	18.9%	$25,689	8.9%
Metal framing	300,493	18.3%	264,019	17.3%	$36,474	13.8%
Complementary and other products	400,852	24.4%	392,536	25.7%	8,316	2.1%
Total net sales	$1,639,689	100.0%	$1,528,153	100.0%	$111,536	7.3%

15. Other Current Liabilities

The balance of other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued expenses	$5,496	$5,080
Accrued interest	152	1,315
Accrued other	18,002	13,584
Total other current liabilities	$23,650	$19,979

16. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares used in basic computations	42,988,829	42,894,474	42,969,797	42,889,430
Dilutive effect of stock options and restricted stock units	519,849	22,756	204,554	15,843
Weighted average shares used in diluted computations	43,508,678	42,917,230	43,174,351	42,905,273

For the three and nine months ended September 30, 2019, there were 324,495 and 525,012 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive. For the three and nine months ended September 30, 2018, there were 66,619 and 135,780 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

17.    Subsequent Events

On October 1, 2019, the Company acquired the operations and substantially all of the assets of Joe's Wallboard Supply Co. of Colorado Springs, Inc. (“Wallboard Supply”). Wallboard Supply was a distributor of drywall and accessories, steel framing, insulation, tools and fasteners. Wallboard Supply operated one branch in Colorado Springs, Colorado.

On October 1, 2019, the Company acquired the operations and substantially all of the assets of The Supply Guy, Inc. (“TSG”). TSG was a distributor of tools, fasteners, and other related products. TSG operated one branch in Lakewood, Washington.

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

Unless required by law, we expressly undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are one of the largest specialty distributors of wallboard and suspended ceiling systems in the U.S. and Canada. Since 2013, we have completed more than 30 acquisitions. We have over 175 branches, 3,400 employees and 30,000 SKUs.

We have a national operating model supported by local market expertise and an entrepreneurial, customer-centric culture. Our strong national brand and acquisition expertise have established us as the distributor of choice for leading suppliers, and we have over 22,000 customers across construction-related end markets. We believe that we are able to maintain our local market excellence due to our longstanding customer relationships, dependable service and market-specific product offerings that cater to local market trends and preferences.

On November 1, 2018, we completed the sale of our Mechanical Insulation segment, or the Disposed Business, to SPI LLC, an unrelated third party controlled by Dunes Point Capital and its associated funds, for approximately $122.5 million (subject to certain adjustments). As a result of this sale, we operate in one segment. For the three and nine months ended September 30, 2018, the Disposed Business is presented as discontinued operations. See Note 3, Discontinued Operations, to the condensed consolidated financial statements.

Third Quarter Update

Financial Results

We reported net sales of $564.9 million for the three months ended September 30, 2019, an increase of $22.6 million, or 4.2%, compared to the three months ended September 30, 2018, including base business net sales growth of 1.1%. Our gross margin for the three months ended September 30, 2019 was 30.4% compared to 28.4% for the three months ended September 30, 2018, due to improved profitability across our product lines driven by continued development of our pricing and purchasing initiatives.

2019 Acquisitions

We supplement our organic growth strategy with selective acquisitions. Since January 2019 through the date of this filing, we have completed four acquisitions totaling six branches. See Note 6, Acquisitions, and Note 17, Subsequent Events, to the condensed consolidated financial statements. We are typically evaluating several acquisition opportunities at any given time and maintain an extensive and active acquisition pipeline. We believe expansion of our geographic footprint and product offerings by executing additional strategic acquisitions presents a significant opportunity for our business. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through combined procurement and pricing programs and brand consolidation. The 2019 acquisitions completed contributed $6.6 million to net sales for the three months ended September 30, 2019, and $15.8 million for the nine months ended September 30, 2019.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Joe's Wallboard Supply Co. of Colorado Springs, Inc.	October 1, 2019	Colorado	1
The Supply Guy, Inc.	October 1, 2019	Washington	1
Select Acoustic Supply Inc.	May 1, 2019	Ontario, Canada	1
Builders' Supplies Limited II	February 1, 2019	Ontario, Canada	3
Total			6

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2018 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, volume, costs and pricing programs. There have been no material changes to those factors and trends during the nine months ended September 30, 2019.

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended September 30,
	2019		2018
(dollars in thousands)
Statements of operations data
Net sales	$564,906	100.0%	$542,273	100.0%
Cost of goods sold	393,111	69.6%	388,236	71.6%
Gross profit	171,795	30.4%	154,037	28.4%
Operating expenses:
Selling, general and administrative expenses	123,907	21.9%	113,279	20.9%
Depreciation and amortization	20,218	3.6%	19,771	12.8%
Total operating expenses	144,125	25.5%	133,050	24.5%
Income from operations	27,670	4.9%	20,987	3.9%
Loss on extinguishment debt	—	—%	(58,475)	(10.8)%
Interest expense	(9,118)	(1.6)%	(12,576)	(2.3)%
Other expense, net	(89)	—%	(8)	—%
Income (loss) before income taxes	18,463	3.3%	(50,072)	1.3%
Income tax expense (benefit)	5,754	1.0%	(12,519)	(8.1)%
Income (loss) from continuing operations	12,709	2.3%	(37,553)	(6.9)%
Income from discontinued operations, net of tax	—	—%	2,772	0.5%
Loss on sale of discontinued operations, net of tax	(11)	—%	—	—%
Net income (loss)	$12,698	2.3%	$(34,781)	(6.4)%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Three Months Ended September 30,				Change
	2019		2018		$	%
(dollars in thousands)
Wallboard	$207,326	36.7%	$203,991	37.6%	$3,335	1.6%
Suspended ceiling systems	118,873	21.0%	104,422	19.3%	14,451	13.8%
Metal framing	98,817	17.5%	98,576	18.2%	241	0.2%
Complementary and other products	139,890	24.8%	135,284	24.9%	4,606	3.4%
Total net sales	$564,906	100.0%	$542,273	100.0%	$22,633	4.2%
Total gross profit	$171,795		$154,037		$17,758	11.5%
Total gross margin	30.4%		28.4%		2.0%

Net Sales
Net sales for the three months ended September 30, 2019 were $564.9 million compared to $542.3 million for the three months ended September 30, 2018, representing an increase of $22.6 million, or 4.2%. Net sales from base business branches contributed $5.2 million of the net sales increase. The base business increase was primarily due to strong commercial activity and product expansion into new geographic markets. Net sales from acquired branches and existing branches that were strategically combined contributed $17.4 million of the net sales increase. We continue to experience some softness in the Canadian market, and adverse weather in the quarter impacted deliveries to our customers.
The change in our base business net sales was primarily driven by the following factors:

•	a decrease in wallboard net sales of $3.9 million, or 2.0%, primarily due to a decrease in average selling price of 0.9% and a decrease in volume of 1.1%;

•	an increase in suspended ceiling systems net sales of $9.7 million, or 11.0%, primarily due an increase in selling price and increased sales initiatives;

•	a decrease in metal framing net sales of $3.0 million, or 3.3%, primarily due to normalization in product costs as compared to the tariff-driven price increases in the previous period; and

•
an increase in complementary and other product net sales of $2.5 million, or 2.0%, primarily due to our continued initiatives to increase complementary product sales partially offset by weaker sales in Canada.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended September 30,		Change
	2019	2018	$	%
(dollars in thousands)
Base business (1)	$500,834	$495,613	$5,221	1.1%
Acquired and combined (2)	64,072	46,660	17,412	37.3%
Net sales	$564,906	$542,273	$22,633	4.2%
(1) Represents net sales from branches that were owned by us since January 1, 2018 and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2018, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Three Months Ended September 30, 2018	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Three Months Ended September 30, 2019	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$203,991	$(3,872)	$7,207	$207,326	1.6%	(2.0)%	57.1%
Suspended ceiling systems	104,422	9,654	4,797	118,873	13.8%	11.0%	28.6%
Metal framing	98,576	(3,032)	3,273	98,817	0.2%	(3.3)%	51.2%
Complementary and other products	135,284	2,471	2,135	139,890	3.4%	2.0%	19.6%
Net sales	$542,273	$5,221	$17,412	$564,906	4.2%	1.1%	37.3%
Average daily net sales(3)	$8,608	$83	$276	$8,967	4.2%	1.1%	37.3%
(1) Represents base business net sales change as a percentage of base business net sales for the three months ended September 30, 2018.
(2) Represents acquired and combined net sales as a percentage of acquired and combined net sales for the three months ended September 30, 2018.
(3) The number of business days for the three months ended September 30, 2019 and 2018, were 63 and 63, respectively.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2019, was $171.8 million compared to $154.0 million for the three months ended September 30, 2018, representing an increase of $17.8 million, or 11.5%. Gross profit increased due to an expansion of our gross margin and an increase in sales from acquisitions.

Gross margin for the three months ended September 30, 2019, was 30.4% compared to 28.4% for the three months ended September 30, 2018. The increase in gross margin was primarily due to improved profitability across our product lines driven by our ongoing pricing and purchasing initiatives and continued stabilization of our product costs.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the three months ended September 30, 2019 were $123.9 million compared to $113.3 million for the three months ended September 30, 2018, representing an increase of $10.6 million, or 9.4%. As a percentage of net sales, SG&A expenses were 21.9% for the three months ended September 30, 2019, compared to 20.9% for the three months ended September 30, 2018. The increase in SG&A expenses as a percentage of net sales was primarily due to our continued investment in various company-wide initiatives.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2019 was $20.2 million compared to $19.8 million for the three months ended September 30, 2018, representing an increase of $0.4 million, or 2.3%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to September 30, 2018, which increased the value of property and equipment and intangible assets subject to amortization.

Interest Expense

Interest expense for the three months ended September 30, 2019, was $9.1 million compared to $12.6 million for the three months ended September 30, 2018, representing a decrease of $3.5 million, or 27.5%. The decrease is primarily due to the refinancing of our senior secured notes in August 2018. See Note 8, Long-Term Debt, to the condensed consolidated financial statements.

Loss on Extinguishment of Debt

In August 2018, we completed the refinancing of our $575.0 million Senior Secured Notes, or the Notes, to reduce our interest rate. The refinancing resulted in a loss of $58.5 million consisting primarily of deferred financing costs and original issuance discounts, which were written off, and a prepayment premium.
Income Taxes

Income tax expense for the three months ended September 30, 2019 was $5.8 million compared to an income tax benefit of $12.5 million for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 was 31.2% compared to 25.0% for the three months ended September 30, 2018. The difference in the effective tax rates between periods is due primarily to the impact the Global Intangible Low Taxed Income, or GILTI, provisions had on reported earnings in 2019 and a reduction in valuation allowance treated as a discrete item during the third quarter of 2018.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Nine Months Ended September 30,
	2019		2018
(dollars in thousands)
Statements of operations data
Net sales	$1,639,689	100.0%	$1,528,153	100.0%
Cost of goods sold	1,143,397	69.7%	1,093,412	71.6%
Gross profit	496,292	30.3%	434,741	28.4%
Operating expenses:
Selling, general and administrative expenses	363,872	22.2%	328,088	21.5%
Depreciation and amortization	60,911	3.7%	56,922	13.1%
Total operating expenses	424,783	25.9%	385,010	25.2%
Income from operations	71,509	4.4%	49,731	3.3%
Loss on extinguishment of debt	—	—%	(58,475)	(3.8)%
Interest expense	(26,015)	(1.6)%	(43,028)	(2.8)%
Other (expense) income, net	(4)	—%	126	—%
Income (loss) before income taxes	45,490	2.8%	(51,646)	1.3%
Income tax expense (benefit)	13,232	0.8%	(13,299)	(3.1)%
Income (loss) from continuing operations	32,258	2.0%	(38,347)	(2.5)%
Income from discontinued operations, net of tax	—	—%	7,913	0.5%
Loss on sale of discontinued operations, net of tax	(1,401)	(0.1)%	—	—%
Net income (loss)	$30,857	1.9%	$(30,434)	(2.0)%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Nine Months Ended September 30,				Change
	2019		2018		$	%
(dollars in thousands)
Wallboard	$624,299	38.1%	$583,242	38.2%	$41,057	7.0%
Suspended ceiling systems	314,045	19.2%	288,356	18.9%	25,689	8.9%
Metal framing	300,493	18.3%	264,019	17.3%	36,474	13.8%
Complementary and other products	400,852	24.4%	392,536	25.7%	8,316	2.1%
Total net sales	$1,639,689	100.0%	$1,528,153	100.0%	$111,536	7.3%
Total gross profit	$496,292		$434,741		$61,551	14.2%
Total gross margin	30.3%		28.4%		1.9%

Net Sales
Net sales for the nine months ended September 30, 2019 were $1,639.7 million compared to $1,528.2 million for the nine months ended September 30, 2018, representing an increase of $111.5 million, or 7.3%. There was one less day in the current period as compared to the prior period. Average daily net sales increased 7.9% over the prior period. Net sales from base business branches contributed $51.1 million of the net sales increase, and average daily base business net sales increased by 4.2% over the prior period. Net sales from acquired branches and existing branches that were strategically combined contributed $60.4 million of the net sales increase. The base business net sales increase was primarily due to strong commercial activity and product expansion into new geographic markets. The change in our base business net sales was also driven by the following factors:

•
an increase in wallboard net sales of $9.3 million, or 1.7%, primarily due to an increase in average selling price of 0.9%, product mix, and an increase in wallboard unit volume of 0.8%. On an average daily net sales basis, wallboard increased by 2.2% driven by an average daily unit volume growth of 1.3%;

•
an increase in suspended ceiling systems net sales of $12.1 million, or 4.9%. On an average daily net sales basis, suspended ceiling systems increased by 5.4%, which was primarily due to an increase in average selling price and product mix;

•
an increase in metal framing net sales of $19.6 million, or 7.7%. On an average daily net sales basis, metal framing increased by 8.3%. The increase in metal framing net sales was primarily due to an increase in volume primarily due to commercial construction activity; and

•
an increase in complementary and other product net sales of $10.1 million, or 2.9%. On an average daily net sales basis, complementary and other products increased by 3.4%, primarily due to our continued initiatives to increase complementary product sales.

The table below highlights net sales from our base business and acquired and combined branches:

	Nine Months Ended September 30,		Change
	2019	2018	$	%
(dollars in thousands)
Base business (1)	$1,460,741	$1,409,632	$51,109	3.6%
Acquired and combined (2)	178,948	118,521	60,427	51.0%
Net sales	$1,639,689	$1,528,153	$111,536	7.3%
(1) Represents net sales from branches that were owned by us since January 1, 2018 and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2018, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Nine Months Ended September 30, 2018	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Nine Months Ended September 30, 2019	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$583,242	$9,257	$31,800	$624,299	7.0%	1.7%	112.0%
Suspended ceiling systems	288,356	12,113	13,576	314,045	8.9%	4.9%	34.9%
Metal framing	264,019	19,590	16,884	300,493	13.8%	7.7%	151.3%
Complementary and other products	392,536	10,149	(1,833)	400,852	2.1%	2.9%	(4.6)%
Net sales	$1,528,153	$51,109	$60,427	$1,639,689	7.3%	3.6%	51.0%
Average daily net sales(3)	$8,001	$308	$321	$8,630	7.9%	4.2%	51.8%
(1) Represents base business net sales change as a percentage of base business net sales for the nine months ended September 30, 2018.
(2) Represents acquired and combined net sales as a percentage of acquired and combined net sales for the nine months ended September 30, 2018.
(3) The number of business days for the nine months ended September 30, 2019 and 2018, were 190 and 191, respectively.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2019, was $496.3 million compared to $434.7 million for the nine months ended September 30, 2018, representing an increase of $61.6 million, or 14.2%. Gross profit increased due to an expansion of our gross margin, an increase in sales from acquisitions and base business growth.

Gross margin for the nine months ended September 30, 2019, was 30.3% compared to 28.4% for the nine months ended September 30, 2018. The increase in gross margin was primarily due to improved profitability across our product lines driven by our ongoing pricing and purchasing initiatives and continued stabilization of our product costs.

Selling, General & Administrative Expenses

SG&A expenses for the nine months ended September 30, 2019 were $363.9 million compared to $328.1 million for the nine months ended September 30, 2018, representing an increase of $35.8 million, or 10.9%. As a percentage of net sales, SG&A expenses were 22.2% for the nine months ended September 30, 2019, compared to 21.5% for the nine months ended September 30, 2018. The increase in SG&A expenses as a percentage of net sales was primarily due to our continued investment in various company-wide initiatives and higher operating costs as a result of adverse weather conditions.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2019 was $60.9 million compared to $57.0 million for the nine months ended September 30, 2018, representing an increase of $4.0 million, or 7.0%. The increase in depreciation and amortization was primarily due to acquisitions subsequent to September 30, 2018, which increased the value of property and equipment and intangible assets subject to amortization.

Interest Expense

Interest expense for the nine months ended September 30, 2019, was $26.0 million compared to $43.0 million for the nine months ended September 30, 2018, representing a decrease of $17.0 million, or 39.5%. The decrease is primarily due to the refinancing of our Notes in August 2018. See Note 8, Long-Term Debt, to the condensed consolidated financial statements.

Loss on Extinguishment of Debt

In August 2018, we completed the refinancing of the Notes to reduce our interest rate. The refinancing resulted in a loss of $58.5 million consisting primarily of deferred financing costs and original issuance discounts, which were written off, and a prepayment premium.

Income Taxes

Income tax expense for the nine months ended September 30, 2019 was $13.2 million compared to an income tax benefit of $13.3 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 29.1% compared to 25.8% for the nine months ended September 30, 2018. The difference in the effective tax rates between periods is due primarily to the impact the GILTI provisions had on reported earnings in 2019, a reduction in valuation allowance treated as a discrete item during the third quarter of 2018 and a refinement of the provisional estimate of the one-time repatriation tax under the 2017 Tax Cuts and Jobs Act during the first quarter of 2018.
Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and, in the future, we may depend on other debt financings allowed under the terms of the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to meet our debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The tax receivable agreement, or TRA, we are a party to may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial, negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, our capital expenditures and acquisitions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, or sell our assets. Significant delays in our ability to finance planned acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot ensure that we will be able to refinance any of our indebtedness, including the 2018 Revolving Credit Facility and 2018 Term Loan Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Our TRA requires that after Lone Star Fund IX (U.S.) L.P., or Lone Star, no longer controls us, any future senior debt document that refinances or replaces our existing indebtedness must permit our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such potential refinancing, it may not be possible to include this term in such senior debt documents, and, as a result, we may require Lone Star’s consent to complete such a refinancing. In addition, the 2018 Revolving Credit Facility and 2018 Term Loan Facility restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

As of September 30, 2019, we had $134.3 million of outstanding borrowings and $240.7 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility.

See Note 8, Long-Term Debt, to the condensed consolidated financial statements for more information about the 2018 Revolving Credit Facility and 2018 Term Loan Facility.

As long as commitments are outstanding under the 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our Pro Forma Adjusted EBITDA to debt ratio, or the Total Net Leverage Ratio, exceeds a certain ratio. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended September 30, 2019, as though they had been consummated on the first day of the first quarter for the four quarters ended September 30, 2019. The 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of September 30, 2019, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of September 30, 2019:

(dollars in thousands)	Four Quarters Ended September 30, 2019
Pro Forma Adjusted EBITDA (1)	$181,942
Consolidated Total Debt (2)	$588,936
Total Net Leverage Ratio	3.24x
Cash	$22,668
Consolidated Total Debt (2) less Cash ("Net Debt")	$566,268
Net Debt Leverage Ratio	3.11x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under the 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended September 30, 2019:

Four Quarters Ended September 30, 2019
(in thousands)
Adjusted EBITDA (a)	$179,048
Pro forma adjustment (b)	2,894
Pro Forma Adjusted EBITDA	$181,942
(a) See the section titled "Non-GAAP Financial Information" for a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the four quarters ended September 30, 2019, as though they had been consummated on the first day of the first quarter for the four quarters ended September 30, 2019. Other adjustments are also made to conform to the terms of the 2018 Revolving Credit Facility.

(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

As of September 30, 2019
(in thousands)
Total gross debt	$580,931
Finance leases	8,005
Consolidated Total Debt	$588,936

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table:

	Nine Months Ended September 30,
	2019	2018
(in thousands)
Net cash provided by (used in) operating activities	$87,253	$(873)
Net cash used in investing activities	$(44,758)	$(96,771)
Net cash (used in) provided by financing activities	$(33,923)	$99,372

Operating Activities

Net cash provided by, or used in, operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, provision for doubtful accounts, right-of-use assets, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $88.1 million to $87.3 million for the nine months ended September 30, 2019, as compared to net cash used of $0.9 million in the same period in 2018. The increase was primarily due to higher net income including adjustments for higher non-cash items of $45.7 million and lower working capital requirements of $42.4 million.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions and capital expenditures, including purchases of land, buildings, leasehold improvements, fleet assets, information technology and other equipment. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.

Net cash used in investing activities decreased by $52.0 million to $44.8 million for the nine months ended September 30, 2019, as compared to $96.8 million in the same period in 2018. The decrease was primarily due to a lower aggregate purchase price for acquisitions of $48.5 and proceeds from termination of the net investment hedge of $3.3 million.

Financing Activities

Net cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our financing agreements.

Net cash used in financing activities increased by $133.3 million to $33.9 million for the nine months ended September 30, 2019, as compared to net cash provided by financing activities of $99.4 million in the same period in 2018. The increase was primarily due to lower borrowings of $116.6 million and the first payment under the TRA of $16.7 million in 2019.

Secondary Public Offering

On September 24, 2019, LSF9 Cypress Parent 2 LLC (the “Selling Stockholder”) an affiliate of Lone Star, sold 4,750,000 shares of our common stock at a price of $17.00 per share.  The Selling Stockholder also granted the underwriters an option for a period of 30 days to purchase up to an additional 712,500 shares of our common stock. On October 11, 2019, the underwriters exercised their option to purchase the additional 712,500 shares of our common stock. As a result of the sale, the aggregate beneficial ownership of Lone Star decreased from 65.3% to 52.6% of our outstanding shares of common stock as of October 11, 2019, and we remain a “Controlled Company” under the corporate governance standards of the New York Stock Exchange. We did not receive any proceeds from the sale of the common stock by the Selling Stockholder.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income (loss) from continuing operations before loss on extinguishment of debt, interest expense, net, income tax expense (benefit), depreciation and amortization, unrealized loss (gain) on derivative financial instruments, offering and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as non-cash purchase accounting effects, loss (gain) on the disposal of property and equipment and transaction costs. We calculated Pro Forma Adjusted EBITDA and Net Debt Leverage Ratio as shown in the previous section entitled “Liquidity and Capital Resources,” which are also non-GAAP financial measures.

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

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss) from continuing operations (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(dollars in thousands)
Net income (loss) from continuing operations	$12,709	$(37,553)	$32,258	$(38,347)
Loss on extinguishment of debt	—	58,475	—	58,475
Interest expense, net	9,012	12,544	25,999	42,957
Income tax expense (benefit)	5,754	(12,519)	13,232	(13,299)
Depreciation and amortization	20,218	19,771	60,911	56,922
Unrealized loss (gain) on derivative financial instruments	—	78	—	(56)
Offering and public company readiness expenses(a)	378	—	378	89
Stock-based compensation	1,117	633	3,056	1,512
Non-cash purchase accounting effects(b)	—	6	—	413
Loss (gain) on disposal of property and equipment	13	339	(54)	614
Transaction costs(c)	819	1,967	2,046	4,670
Adjusted EBITDA	$50,020	$43,741	$137,826	$113,950
Adjusted EBITDA margin(d)	8.9%	8.1%	8.4%	7.5%

(a)	Represents costs related to our initial public offering, secondary offering, and public company readiness expenses.

(b)	Adjusts for the effect of the purchase accounting step-up in the value of inventory to fair value recognized as a result of acquisitions.

(c)	Represents costs related to our transactions, including fees to financial advisors, accountants, attorneys and other professionals as well as certain internal corporate development costs.

(d)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.25#	Amendment dated August 5, 2019 to Employment Agreement by and between Foundation Building Materials, LLC and Barbara Bitzer.
10.26#	Amendment dated August 5, 2019 to Employment Agreement by and between Foundation Building Materials, LLC and Richard J. Tilley.
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Denotes management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION BUILDING MATERIALS, INC.

Date: November 5, 2019	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)