Form 10-K
period 2019-12-31
Foundation Building Materials, Inc.
filed 2020-02-25
CIK 1688941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-38009

Foundation Building Materials, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4259606
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2520 Red Hill Avenue Santa Ana, CA	92705 (Zip Code)
(Address of Principal Executive Offices)
(714) 380-3127
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FBM	New York Stock Exchange
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

The aggregate market value of the common stock of the registrant held by non-affiliates on June 30, 2019, based upon the closing price of $17.78 of the registrant's common stock as reported on the New York Stock Exchange, was $261.5 million.

There were 43,015,233 common shares outstanding as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements," which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). These forward-looking statements relate to matters such as our industry, business strategy, rebates, acquisitions, divestitures, sales, expenses, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words "approximately," "anticipate," "assume," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "intend," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	our ability to effectively manage any downturns in the new commercial construction market, the commercial repair and remodel market and the new residential construction market;

•	our ability to effectively manage any changes in economic, political and social conditions;

•	fluctuating demand for the products and services we offer;

•	our ability to effectively compete in a highly competitive industry;

•
our ability to realize the anticipated financial and strategic goals of future acquisitions or investments, including the identification of acquisition targets and the integration and performance of acquired stores and businesses, including integration of financial systems;

•	our ability to achieve the intended benefits of our recent and pending acquisitions, including the realization of synergies;

•	a diversion of management’s attention from ongoing business concerns to matters related to acquisitions we may make in the future or the integration of previous acquisitions;

•	our ability to maintain our existing contractual and business relationships;

•	the change in any exclusive rights or relationships we have with suppliers that provide us access to leading brands;

•	a material disruption at our suppliers’ facilities due to weather, environmental incidents, transportation disruption and other operational problems;

•	the effects of any changes in environmental, health and safety laws and regulations on our operations and liquidity;

•	our ability to attract and retain key management personnel and other talent required for our business;

•	our exposure to legal claims and proceedings related to our business;

•	our ability to manage the impact of debt and equity financing transactions;

•	our ability to generate a sufficient amount of cash to service our indebtedness and fund our operations;

•	our ability to operate our business under agreements governing certain of our indebtedness containing financial covenants and other restrictions;

•	the effects of incurring a substantial amount of indebtedness under our asset-based lending credit facility and our term loan facility;

•	the volatility of the trading price of our common stock;

•	our relationship, and actual and potential conflicts of interest, with our majority shareholder; and

•
additional factors discussed under the sections entitled "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as in the other reports we file with the Securities and Exchange Commission, or SEC.

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. Risk Factors. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. You should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. We qualify all of our forward-looking statements by these disclaimers.

PART I

Item 1. Business.

Unless otherwise stated in this Annual Report on Form 10-K, references to “Foundation Building Materials,” “FBM,” “we,” “us,” and “our” refer to Foundation Building Materials, Inc. and its consolidated subsidiaries.

Our Company

We are one of the largest specialty distributors of wallboard, suspended ceiling systems and metal framing in the United States and Canada. We have expanded from a single branch in Southern California in 2011 to more than 175 branches across the United States and Canada as of December 31, 2019, carrying a broad array of more than 30,000 SKUs. Our organic growth initiatives and disciplined acquisition strategy have enabled us to grow rapidly. Our net sales in 2013 were $113.7 million and we reached net sales of over $2.1 billion for the year ended December 31, 2019. Our goal is to be the leading specialty building products distributor by continuing to expand into adjacent and complementary markets.

We have an expansive branch network that serves attractive markets across the United States and Canada. We distribute wallboard, suspended ceiling systems, metal framing and complementary and other products to our customers. We serve as a critical link between our supplier base and a diverse and highly fragmented group of more than 25,000 customers, which are usually contractors who install these products in commercial and residential buildings for both new construction and repair and remodeling projects.

We believe our customers select and trust us because we have the expertise to efficiently and effectively handle and deliver a broad range of product offerings. In addition, we manage the complex logistics required to safely deliver and stock the right products to the appropriate locations at each jobsite. It is critical for our contractor customers to have the correct product when they need it in order to complete their projects on time and on budget. We also provide our customers with technical product expertise, including proper installation techniques for new products. We typically deliver wallboard and other products directly to the floor where it will be installed from the first floor to the penthouse of a major high rise. For suspended ceiling contractors, we carry a wide range of products and have the technical sales expertise to assist our customers in selecting the appropriate suspended ceiling product for their project. Our North American scale gives us the ability to serve contractors and homebuilders that operate across multiple geographic markets. Most of our customer accounts are managed by salespeople and managers who communicate with customers on a regular basis and, as a result, have developed longstanding and trusted relationships.

We have close relationships with our suppliers at the executive, regional and branch levels. We believe we are a distributor of choice for our suppliers due to our scale, nationwide footprint, leading market positions, knowledgeable professionals, high service levels and strong relationships with a broad set of contractor customers. In suspended ceiling systems, we have exclusive distribution relationships in select geographies for certain products. These relationships include contractual exclusivity with Armstrong World Industries, Inc., or Armstrong, a leading manufacturer of suspended ceilings systems in the United States and Canada, and relationship-based exclusivity with USG Corporation, or USG, a leading manufacturer of building products. Armstrong has supported our expansion by renewing our contractual exclusivity or extending our contractual exclusivity into additional territories after we acquired certain companies. This contractual exclusivity makes us the sole distributor carrying Armstrong products in certain markets. We also possess semi-exclusive distribution rights in other markets.

We serve a mix of end markets across the new non-residential construction, new residential construction and non-residential repair and remodel sectors. Our products are used in the new construction and repair and remodel of commercial buildings, single-family homes and multi-family residences. We believe that new non-residential activity and residential housing starts in the United States remain below historical averages, and we expect annual growth to be in the low single digits.

The table below summarizes our major product categories, including percentage of net sales, applications and end markets.

Our Products
		Wallboard	Suspended Ceiling Systems	Metal Framing	Complementary and Other Products
% of net sales for the year ended December 31, 2019		38.0%	19.2%	18.2%	24.6%
% of net sales for the year ended December 31, 2018		38.2%	18.6%	17.7%	25.5%
Applications		Interior walls and ceilings	Suspended ceiling systems including suspension grid, ceiling tile, panels and architectural specialties	Wallboard structural support, typically sold as part of a package with wallboard or suspended ceiling systems	Safety accessories and fasteners, tools, stucco, insulation and exterior finishing systems
	New Non-Residential	✓	✓	✓	✓
Primary End Markets	New Residential	✓			✓
	Non-Residential, Repair and Remodel	✓	✓	✓	✓

We were founded in 2011 by our President and Chief Executive Officer Ruben Mendoza, our Chief Financial Officer John Gorey and one of our Regional Vice Presidents, Tom Fischbeck. Mr. Mendoza previously served as Chief Executive Officer of Acoustical Material Services where he oversaw the successful growth of the company before it was acquired by Allied Building Products in 2007. In founding our company, Mr. Mendoza applied a proven, customer-centric operating model that combines strong organic growth with an effective acquisition and integration program across a fragmented industry. In November 2013, we strengthened our management team with the addition of our Chief Operating Officer, Pete Welly, who has over 40 years of experience in our industry. Several members of our management team have spent the majority of their careers in the wallboard and suspended ceiling systems distribution industry. As a result, we have long and close personal relationships with many of the private owners of wallboard and suspended ceiling systems distributors, and our acquisitions generally have been completed on a privately negotiated, non-auction basis. Since 2014, the majority of senior level leaders who have sold us their businesses have elected to stay on as active employees and are often our best references to other business owners considering a sale to us.

On October 9, 2015, 100% of the outstanding equity of FBM Intermediate Holdings LLC was acquired by investment funds, or affiliates of investment funds, advised, managed or controlled by Lone Star Fund IX (U.S.) L.P., which we refer to in this Annual Report on Form 10-K together with certain of its affiliates and associates (excluding us and other companies it owns as a result of its investment activities) as Lone Star, along with certain members of management for approximately $560.0 million.

Our acquisition activity is described in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the accompanying consolidated financial statements.

Sale of Mechanical Insulation Segment

On November 1, 2018, we completed the sale of our Mechanical Insulation segment, or the Disposed Business, to SPI LLC, an unrelated third party controlled by Dunes Point Capital and its associated funds, for approximately $122.5 million (subject to certain adjustments). As a result of this sale, FBM operates in one segment. For the year ended December 31, 2018, the Disposed Business met the criteria to be classified as held for sale and presented as a discontinued operation. Accordingly, we reclassified the results of operations and the cash flows of the Disposed Business to discontinued operations in our consolidated statements of operations, statements of financial position, and consolidated statements of cash flows for all periods presented.

Our Competitive Strengths

Market leader with significant size and scale advantages

Our coast-to-coast footprint enables us to distribute our comprehensive product offerings to a large, diverse set of customers and provides us with significant economies of scale that we believe give us cost advantages versus our smaller competitors. As a leading specialty building products distributor, we are able to negotiate volume discounts and preferential pricing terms with our key suppliers. As we continue to grow, we believe we will realize additional cost savings and other benefits from scale. We have also been able to realize procurement discounts on our large fleet of over 2,700 vehicles, and we leverage this fleet to handle the logistical complexities of large scale specialty building products distribution and to further operational cost advantages from economies of scale. Additionally, our local market scale adds route density, which increases our profit margins. We believe our consolidated information technology systems and centralized administrative functions, which are shared nationally across our platform, generate additional operating cost efficiencies.

Proven operating model

We believe that our national operating model, supported by local market expertise, entrepreneurial and customer-centric culture, acquisition and integration expertise and strong national brand has established us as the distributor of choice for leading suppliers and over 25,000 customers across certain construction-related end markets. Our management team originally utilized elements of this operating model while successfully growing prior companies and has applied those elements to our business. Since our inception, we have invested heavily in identifying, recruiting, training and retaining highly dedicated employees. We invest in ongoing talent development and focus on rewarding performance based on profitability goals and sales growth.

Our technology infrastructure and single enterprise resource planning platform, or ERP, allows us to manage our information technology efficiently. We have established a broad, integrated business platform that allows our branch network to leverage a centralized ERP system and other back office support functions to minimize costs, while retaining important and timely decision-making authority at the local level where we conduct business with our customers and can tailor our service and product offerings to their needs. This autonomy at the local level has fostered our entrepreneurial culture, while our national infrastructure support allows employees to focus on customer-first solutions and provides operating cost efficiencies.

Local market excellence

We are a North American company focused on supplying the local building material needs of each geographical area we cover according to climate, building codes, customer preference and other considerations. We believe that we are able to maintain our local market excellence due to our longstanding customer and supplier relationships in local regions, dependable customer service, brand recognition and market-specific product offerings that cater to local trends and preferences. We actively track local and regional construction opportunities for our customers to help drive business for both them and ourselves, and our senior executives complement the local sales efforts by maintaining key relationships with major national and regional accounts. We seek to cultivate an entrepreneurial culture and empower branch managers with the independence and authority to make important business decisions locally under the FBM brand. We believe that this attracts highly dedicated employees who endeavor to provide our customers with local market expertise and dependable customer service that differentiates us from our competition. We strive to be the distributor of choice for our customers in all of the local markets we serve.

Strong customer relationships

We sell to a diverse and highly fragmented base of over 25,000 customers, including commercial, residential and other specialty contractors. In addition to local contractors, we maintain relationships with regional non-residential construction companies and leading national homebuilders. Most customer accounts are serviced by managers and salespeople who communicate regularly with these accounts and have developed meaningful relationships over many years. We believe customer loyalty has been established through our high-quality customer service and technical support, strong logistics capabilities, trade credit offerings, exclusive relationships with key suppliers in critical markets and product expertise across our comprehensive selection of premier products and brands. We are able to safely and efficiently deliver products to our customers at the right time and in the specified location. Based on our customer surveys, contractors often prioritize on-time delivery over price as they consider the negative repercussions that project delays create, particularly increased labor costs. We have an integrated delivery, dispatch and order tracking system that allows us to optimize routes and create efficiencies. Optimization of delivery and dispatch results in lower costs for both delivery and fleet management. Additionally, for many of our products, we facilitate purchasing relationships between suppliers and our highly fragmented customer base by providing technical product knowledge, educating contractors on proper installation techniques for new products, enabling local product availability and extending trade credit.

Longstanding relationships with leading suppliers

We maintain longstanding relationships with a base of over 2,000 suppliers for whom we provide a direct channel to a large, diverse customer base across our national footprint. We are one of the largest customers for several of our top suppliers across the wallboard, suspended ceiling systems and metal framing product categories. We believe suppliers are attracted to our scale, consistent growth, nationwide footprint, leading market positions, knowledgeable professionals, local market expertise, quality customer service and strong relationships with a broad set of contractors. All key supplier relationships are led by our executive management team to foster long-term growth and maximize national pricing programs. We have access to leading brands and maintain exclusive distribution relationships to sell key products, such as suspended ceiling systems, in selected markets. Interior contractors often purchase wallboard and suspended ceiling systems from the same distributor, and our experience suggests carrying a ceilings product line helps to drive sales of wallboard and complementary and other products. We believe that our suppliers view us as a key facilitator to market and grow their businesses. We regularly discuss both acquisitions and greenfield expansion with our key suppliers, who may proactively recommend expansion opportunities to us.

Demonstrated ability to identify, execute and integrate acquisitions

Our management team has built our company from a single branch in 2011 into one of the leading specialty building products distributors in the United States and Canada. Since 2014, we have completed over 35 acquisitions and believe that the large, highly fragmented nature of our market and our reputation throughout the industry provides us access to a robust acquisition pipeline at attractive valuations that will continue to supplement our organic growth. Our acquisitions generally have been initiated through our senior management team’s business relationships developed over their many years in the industry, and we believe we have become an acquiror of choice for owners of specialty building products distribution companies because we offer them the opportunity to gain liquidity while remaining involved in the active management of their businesses going forward. This has led to a substantial pipeline of potential acquisition candidates that management is continuously cultivating. We have dedicated integration leaders who work closely with acquired branch personnel to unify acquisitions under a single brand with a single ERP system. We consolidate our acquired companies’ purchasing into our supplier purchasing programs, which generally have more advantageous terms due to our greater scale. We typically integrate each acquired company into our back office accounting, human resources and information technology systems within 90 days of closing.

Post-acquisition, we transition acquired companies exclusively to the FBM brand, and we have typically achieved additional cost savings from branch consolidations and the elimination of redundant overhead costs. Our acquisitions have historically realized purchasing synergies almost immediately by taking advantage of our volume discounts. Since 2014, many of the owners and senior management of companies that we have acquired have elected to remain employed with us post-acquisition which has proven to be successful to help ensure smooth transitions of the operations of the acquired businesses.

Experienced management team with strong track record of growth

Our management team, including our senior management and vice presidents, collectively have an average of over 25 years of industry experience. Our founder, President and Chief Executive Officer Ruben Mendoza, is an accomplished leader with over 25 years of industry experience. Our Chief Financial Officer John Gorey brings over 30 years of industry experience, our Chief Operating Officer Pete Welly brings over 40 years of industry experience and our Senior Vice President of Sales & Marketing Kirby Thompson has been working in the industry for over 35 years. By fostering an entrepreneurial and customer-centric culture and a proven ability to quickly and effectively integrate acquisitions under a common brand, this team has built FBM from a single branch into one of the leading specialty building products distributors in the United States and Canada.

Our Business Strategy

Our objective is to strengthen our competitive position, achieve profitable growth that exceeds market rates and increase stockholder value through the following key strategies:

Continue to drive organic growth through strategic initiatives

We believe there are significant opportunities to continue to expand our product offerings across all branches, target new customers and increase share with existing customers and grow by selectively opening new branches.

•
Expand product offerings across all branches.    We believe there is opportunity for additional expansion of our product offerings across our entire network.  Our management team continuously identifies opportunities across all our regions for product line expansion.  Our goal is to offer our full product suite in as many branches as possible.

•
Target new customers and increase share with existing customers.    We believe our scale and supplier relationships allow us to more efficiently offer a full suite of products than many of our competitors. We believe these advantages help us win new customers, and we have a proven track record of growing customer relationships and expanding core-products market share. We plan to continue this growth by leveraging our investment in a company-wide customer relationship management system that supports our experienced and driven sales force of more than 250 field sales personnel who develop new customer relationships at the local level. We also believe our product breadth, extensive operating experience, technical knowledge and specialized delivery fleet will allow us to continue to capture new customers and expand our sales to those customers over time. We offer a mobile application that allows our customers to easily access critical information, such as order and delivery status, which we believe will further enhance our customers' relationship with our platform.

•
Grow by selectively opening new branches.    We believe that significant opportunities exist to continue to expand our geographic footprint by opening new branches that are adjacent to our existing operations. Greenfield branches have each historically required up to $0.9 million in capital expenditures to open and typically generate positive cash flow within one year. On average, our greenfield branches return on invested capital is over 20% by year three. Key steps in the greenfield process include identifying growth markets where current customers or suppliers have identified a market need that we can support, conducting a market assessment, determining branch staffing and sales force, and developing a comprehensive forecast to determine if the location can meet profitability targets. In 2019, we opened four greenfield branches, and in 2020, we plan to open four to six greenfield branches, which includes our most recent greenfield branch in Charleston, South Carolina.

Continue to expand and strengthen existing relationships with key suppliers

We believe our established relationships with market-leading suppliers serve as a key competitive advantage and support continued volume growth and purchasing power. Our suppliers benefit from our position as a single point of contact to over 25,000 customers and our ability to market and introduce new products efficiently and on a national scale. We maintain exclusive and semi-exclusive distribution rights with certain suppliers in certain key markets. We believe that expanding our relationships with suppliers, whether by adding more exclusive products or expanding exclusivity into new regions, further accelerates our growth. Additionally, our suppliers are critical partners in our growth, and we regularly discuss potential greenfield branches with them, with suppliers sometimes proactively identifying expansion opportunities for us.

Enhance financial performance through improved operational efficiencies

We believe we have the potential for continued operating margin improvement through operational initiatives including optimizing pricing, improving fleet utilization, maximizing working capital efficiency from inventory and accounts receivable management, and implementing strategic procurement processes. In addition, we expect to generate higher operating margins on incremental volume as we leverage our fixed costs across our existing footprint.

We strive to continuously improve our operational efficiency and are currently pursuing a number of initiatives to drive operating margin expansion, including efforts to:

•	Monitor critical daily metrics to improve branch efficiencies, including overtime, revenue per truck and revenue per employee;

•	Leverage the "Track My Truck" feature on our mobile application to provide real time delivery status for customer deliveries;

•	Use our GPS truck-tracking system throughout our business to reduce fleet costs, improve route planning and provide required electronic driver logs;

•	Leverage our increased investment in electronic data interchange to improve efficiency for both the purchasing and accounts payable teams; and

•
Utilize a centralized customer relationship management system to provide a more comprehensive digital record of customer interactions while also building the sales pipeline by capturing, tracking and reporting on potential projects.

To further drive operational efficiencies, we unify all of our completed acquisitions under a single brand and a single ERP system. Our information technology systems are scalable and coordinated, which gives us operational efficiencies through the sharing of best practices and information across this common platform. We believe our information technology infrastructure allows for effective, data-driven management and is built to empower local decision-making and enhance visibility across our branch network.

Continue to be a leading industry consolidator

From 2013 through the end of 2019, our management team has identified and closed over 35 acquisitions. We have successfully integrated all of these acquisitions. We believe our national footprint, market leadership, entrepreneurial culture and ability to retain key leadership makes us an attractive buyer. We are selective in identifying acquisition targets and pursue acquisitions that both expand our footprint and generate synergies. We have a dedicated team of professionals to manage the acquisition and integration process, and these professionals have been through several post-closing integrations and have developed a process to maximize the efficiencies in these integrations. Due to the large and highly fragmented nature of our market and our reputation throughout the industry, we believe that we have access to a robust acquisition pipeline at attractive valuations that will continue to supplement our organic growth. We will also consider expansion into complementary specialty distribution markets through acquisitions.

Focus on culture and continuous improvement

We believe that our employees are one of the key drivers of our success, and we intend to continue to recruit, train, promote and retain entrepreneurial and successful people. We believe that we have created a culture where our people feel valued and supported and see that their efforts are instrumental to our continued success. We are focused on providing our employees with regular training and development to improve customer service, workplace safety and job satisfaction. As an example, we have implemented "FBM University" to provide our employees with extensive training and development programs, utilizing new learning management systems and in-person training programs, which we view as essential for new hires and the development of existing employees. We also selected and implemented a new Learning Management System, or LMS, that is user friendly, easily modified, fully compatible with our other existing programs and systems, and cost effective. We invest substantially in leadership training and team building through our annual "Key Leaders Summit" meeting. By improving our employees’ knowledge base and sharing best practices, we are able to empower our people to better serve our customers. In 2019, we introduced our Branch Manager Playbook to provide additional resources to develop our management team.

We incentivize our branch managers and customer-facing, branch-level employees based on branch-level operating income, which we believe leads to improved branch-level performance.

Commitment to safety

Our commitment to safety is one of our core foundational values. New employees participate in a comprehensive onboarding orientation that focuses on safety awareness, risk identification and other essential safety protocols. Training is delivered through a variety of media, including our LMS and classroom settings, so that managers can employ the method that fits our employee’s needs.
Our Products

We are a leading specialty distributor of a diversified mix of building products, including wallboard, suspended ceiling systems, metal framing, and complementary and other products. We are one of the largest wallboard and suspended ceiling systems distributors in the United States and Canada based on our 2019 net sales. We provide customers with comprehensive product offerings, with over 30,000 SKUs. Our product breadth, combined with our commitment to quality customer service, has solidified our position as a supplier of choice. Our diversified product offerings provide exposure to several construction end markets.

Wallboard

We specialize in the distribution of high-quality wallboard used to finish the interior walls and ceilings in residential and commercial construction projects. Wallboard is used in the vast majority of new construction and renovation projects due to its ease of installation and superior performance in providing comfort, fire resistance, thermal and sound insulation, mold and moisture resistance, impact resistance and aesthetic and design elements. It is available in a number of standard lengths, widths and thicknesses with a range of characteristics. Panels with greater thickness provide increased durability and sound insulation. In non-residential construction projects, architectural specifications and building codes provide requirements related to the thickness of the panels and, in some cases, other characteristics, such as fire, mold and moisture resistance. Wallboard is an essential building product, with approximately 11,000 square feet of wallboard used on average in each new home. Given the importance of wallboard to the overall building process, contractors have very precise delivery expectations which are best met by experienced specialty building products distributors with a local presence and specialized equipment. The market is characterized by high manufacturer concentration.

Suspended ceiling systems

Suspended ceiling systems and grid help ensure and enhance the integrity, protection and decorative finishing of interior spaces. Our ceilings product line consists of a higher number of specialized SKUs and less product standardization than our wallboard product line. We believe ceilings product availability often pulls in additional business to our branches, as contractors often look to source additional interior products from a single distributor. The ceilings industry has enjoyed price stability through various cycles. Commoditization risk is limited as customers often seek specific design and aesthetic characteristics unique to their space. The market is characterized by high manufacturer concentration. Ceilings are sold into both non-residential repair and remodel and new non-residential construction markets.

We maintain exclusive distribution rights in certain markets with Armstrong, a leading manufacturer of suspended ceiling systems, in the United States and Canada. Armstrong’s products are highly sought after by designers, contractors, builders and distributors. We have exclusive distribution rights for Armstrong ceilings in multiple markets across seven states and six Canadian provinces and non-exclusive distribution rights with Armstrong in multiple markets across twenty-five states and two other Canadian provinces. Armstrong closely oversees the marketing of its products, and generally grants distribution rights to only one or two companies in a given market. In addition, we have relationship-based exclusivity with USG in select markets in three states and non-exclusive relationships with USG in select markets across three states.

Metal framing

We provide metal framing and other framing products for multiple uses, including interior partitions and load bearing walls. We source our products from local, regional and national manufacturers in accordance with building standards and codes. Commercial contractors typically purchase these materials with wallboard, suspended ceiling systems, insulation and other related building products from us as part of a commercial package. Metal framing pricing was dynamic during 2018 due to tariffs, but pricing became more stable during 2019.

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

Customers and Suppliers
Customers

We sell to a diverse and highly fragmented base of over 25,000 customers, including commercial, residential and other specialty contractors. In addition to local contractors, we maintain strong relationships with regional construction companies and leading national homebuilders. Most customer accounts are serviced by managers and salespeople who communicate regularly with these accounts and have developed meaningful relationships built over many years. During the years ended December 31, 2019 and 2018, we have not had any individual customer account that exceeded 10% of net sales.

Suppliers

We maintain longstanding relationships with a base of over 2,000 suppliers, with no single supplier accounting for more than approximately 16% and 15% of our purchases for the years ended December 31, 2019 and 2018, respectively. We are one of the largest customers for several of our top suppliers across wallboard, suspended ceiling systems and metal framing. We believe that suppliers find our scale, nationwide footprint, leading market positions, knowledgeable professionals, local market expertise, quality customer service and strong relationships with a broad set of contractors attractive. We have strong relationships with leading wallboard, suspended ceiling systems and metal framing manufacturers, and we are able to provide them with a direct channel to a large, diverse customer base and a national footprint.

Sales and Marketing

We utilize a sales strategy that enables our sales force to develop strong customer relationships at the local level. The sales effort is managed by sales or branch managers and executed by both inside and field sales teams. Due to the service-oriented and relationship-driven nature of the sales process, it is important to have experienced teams in each local market. To ensure customer expectations are met, our sales teams include both product sales specialists and sales managers who focus on specific products, categories and regions. We also tailor our sales approach to best suit customer needs within each end market. Both the commercial and residential sales processes are largely relationship-driven, although the commercial sales process is also highly technical and requires product knowledge with a sophisticated material delivery plan.

We employ both inside sales and field sales personnel. Inside sales personnel primarily service customers at the branches, by phone or email, while field sales personnel primarily sell to customers face-to-face. These representatives are responsible for driving new customer sales and maintaining, as well as growing, existing customer relationships. Our executives complement the local sales efforts by continuing to maintain key relationships with major national and regional accounts while sharing their significant experience with various sales organizations and reinforcing a customer-centric philosophy. We also coordinate closely with our major suppliers to optimize specific sales strategies. In addition to providing customer relationship support, our executive team also coordinates the go-to-market strategy. Given the importance of strong local relationships, we thoroughly vet the strength of an acquisition target’s long-term customer relationships. Our management views these local relationships and the sales team of any acquired company to be critical to a successful integration.

We also employ various marketing strategies to reach our customers in the most efficient and effective manner. We market our products and services through our website, mobile app, social media, sample kits, targeted advertisements and a range of industry trade shows. Employees are encouraged to participate in industry associations as another point of customer engagement. Certain employees are members and have served as officers and directors of numerous industry associations, including the Association of the Wall and Ceiling Industry, Ceilings & Interior Systems Construction Association, EIFS Industry Members Association and selected other regional associations. Furthermore, we sponsor a number of annual conventions and trade shows. Management believes that some of our most effective marketing is "word-of-mouth" given our reputation for high-quality products, superior customer service, product expertise and stellar delivery performance. We also benefit from the marketing and brand strength of several key suppliers, especially those with whom we hold exclusive or semi-exclusive arrangements.

Employees

As of December 31, 2019, we had more than 3,500 employees, 240 of whom were unionized. We believe we have a strong relationship with our employees, including our unionized employees. We have not experienced a work stoppage, and we currently have no ongoing labor disputes.

Health and Safety

We approach health and safety through an operationally driven safety program utilizing a common approach that encourages the sharing of best practices across the specialty building products distribution industry. Our safety practices have an operational focus, and we work closely with all levels of management on developing and managing our company-wide safety program. We have a strong management commitment to safety from our Chief Executive Officer and Chief Operating Officer to the branch operating level. We have a clearly defined safety structure that includes dedicated Regional Safety Coordinators to drive harmonization of safety protocols across the entire branch network. The Regional Safety Coordinators support branch Safety Champions whose duties are integrated as a shared responsibility within their operations role. Through branch ownership of the safety program, the Safety Champion works with their local management and Regional Safety Coordinator on day-to-day safety issues including incident reporting and investigation, inspections and training needs. Through our internal protocols and safety training programs, we strive to be an industry leader in developing and promoting a strong safety culture. The effort begins immediately with new employees through a comprehensive orientation that focuses on safety awareness, risk identification, hazard communication and other essential safety protocols. We deliver training through a variety of media, including our LMS modules, hands on training and classroom settings. Our employees share the responsibility to work in a manner that safeguards themselves, their coworkers and the communities they serve. We work diligently with our employees and continually advocate adherence to the highest safety standards. Management’s expectations and policy toward safety is clearly communicated and is supported by our "Safety Absolutes," which are key rules that all of our employees are required to follow.

Competition

We compete primarily against other specialty building products distributors, as well as big-box retailers and lumberyards. Among specialty building products distributors, we compete against a small number of large national distributors and many small, local, privately owned distributors. Our remaining competitors are generally smaller regional and local firms, many of which we view as attractive acquisition opportunities. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; timely and comprehensive delivery capabilities; pricing of products; and availability of credit to customers. We have access to certain products on an exclusive or semi-exclusive basis in certain geographical areas.

Backlog

We do not keep a backlog as we do not consider it to be a material part of our operations.

Seasonality

Use and consumption of our products fluctuate due to seasonality. Nearly all of the products we sell are exposed to outdoor elements during delivery or installation. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events such as hurricanes, tornadoes, tropical storms and heavy snows, can adversely affect our business and operations. Our shipment levels also follow activity in the construction industry, which typically increases in the more moderate seasons of spring, summer and fall.

Government Regulations

Although we are not engaged in a "regulated industry," we are subject to various federal, state and local government regulations applicable to the business in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We believe we are in compliance in all material respects with applicable laws, codes and regulations.

Available Information

Our website address is www.fbmsales.com. Information contained on, or incorporated by reference to, our website does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We also make available free of charge on our website our Principles of Corporate Governance, our Employee Code of Conduct, our Code of Business Conduct and Ethics for Members of the Board of Directors and the Charters of our audit committee, compensation committee and nominating and corporate governance committee of our Board of Directors.

Item 1A. Risk Factors.

Risks Relating to Our Business and Industry

Our business depends on the construction industry and general business, financial market and economic conditions.

The construction industry is cyclical and significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of our direct and indirect customers and suppliers, and, therefore, our margins, earnings, orders and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, such as California, Arizona, Indiana, Texas and Florida, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions may have an adverse effect on the results of operations and financial condition of us or our customers, distributors and suppliers. A shortage of labor in the construction industry could also have an impact on our financial results.

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

Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained. If the residential construction industry experiences weakness and a reduction in activity, our business, financial condition and results of operations could be significantly and adversely affected.

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

The majority of our net sales are credit sales that are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographical areas in which they operate, and the failure to collect or timely collect monies owed from customers could adversely affect our business.

The majority of our net sales volume is facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific construction project where we establish a security interest in the material used in the project. The type of credit we offer depends both on the customer's financial strength and the nature of the business in which the customer is involved. End users, contractors and other non-contractor customers sometimes purchase on unsecured credit without the Company having lien rights. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our financial condition, operating results and cash flows would be adversely affected. Further, our collection efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

Because we depend on certain of our customers to repay extensions of credit, if the financial condition of our customers declines, our credit risk could increase as a result. In a slow economy, there is a likelihood that we will not be able to collect on certain of our accounts receivable from our customers. Significant contraction in the commercial and residential construction markets, coupled with limited credit availability and stricter financial institution underwriting standards, could adversely affect the operations and financial stability of certain of our customers. For example, we experienced payment delays and defaults from some of our customers during the recent economic downturn and subsequent slow recovery. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, which would in turn negatively impact our financial condition, results of operations and cash flows.

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

The trend toward consolidation in our industry and across the building markets sector as a whole could cause markets to become more competitive as greater economies of scale are achieved by distributors that are able to efficiently expand their operations. We believe these factors have led to and could further result in fewer overall distributors operating multiple locations. There can be no assurance that we will be able to continue to execute our acquisition or greenfield branch growth strategy, and any failure to do so may make it more difficult for us to maintain or increase our economies of scales, including the level of incentives we receive from suppliers, and adversely affect our operating margins. Consolidation could also increase the competition for acquisition targets in our industry, resulting in higher acquisition costs and prices.

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

Acquisitions require the integration of acquired companies’ sales and marketing, distribution, purchasing, finance and administrative organizations, as well as exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated. We may not be able to integrate successfully any business we may acquire or have acquired into our existing business, or may not be able to do so in a timely, efficient and cost-effective manner. Our inability to complete the integration of new businesses in a timely and orderly manner could increase costs and lower profits. Factors affecting the successful integration of acquired businesses include, but are not limited to, the following:

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

Any of our acquisition or other integration-related issues could divert management’s attention and resources from our day-to-day operations, cause significant disruption to our business and lead to substantial additional costs. Our inability to realize the anticipated benefits of an acquisition or to successfully integrate acquired companies, as well as other transaction-related issues, could have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions frequently result in the recording of goodwill and other intangible assets. At December 31, 2019, goodwill represented 35.1% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a qualitative and if necessary, a fair value based approach. The identification and measurement of goodwill impairment may involve the estimation of the fair value of our reporting unit, which is consistent with our operating and reportable segment. The estimate of fair value of the reporting unit is based on the best information available as of the date of the assessment and incorporates management's assumptions about expected future cash flows and other valuation techniques. While we evaluate the recoverability of goodwill at least annually as well as when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value, we cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges. Any such non-cash charges would have an adverse effect on our financial results.

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

If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our results of operations could be materially adversely affected.

Many of our products are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on the volume of our purchases. Some arrangements require us to purchase minimum quantities in certain geographies or product categories and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the costs of our products, and we manage our business to take advantage of these programs. When assessing the desirability of acquisitions, we consider the effects of such acquisitions on our ability to qualify for rebates. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we are unable to qualify for these rebates, are unable to renew rebate programs on desirable terms or are unable to obtain the expected rebate benefits of our acquisitions, or a supplier materially reduces or stops offering rebates, our costs could materially increase and our gross margins and income could be materially adversely affected.

A material disruption at one of our suppliers’ facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents, contagious diseases, or other catastrophes; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. In particular, if the current coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, we could experience supply disruptions. Any downtime or facility damage at our suppliers, including one of the major wallboard suppliers, could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income. Because we purchase from a limited number of wallboard manufacturing facilities, the effects of any particular shutdown or facility damage could be significant to our operations as a whole and pronounced in the markets near the facility affected.

Weather can materially affect our business and we are subject to seasonality.

Seasonal changes and other weather-related conditions can adversely affect our business and operations through a decline in both the use and production of our products and demand for our services. Adverse weather conditions, such as extended rainy and cold weather in the spring and fall, can reduce demand for our products and reduce sales or render our distribution operations less efficient. Major weather events such as hurricanes, tornadoes, tropical storms, heavy snows and flooding have affected us in the past and could adversely affect future sales.

Construction materials production and shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters typically result in higher activity and sales levels during those quarters. The first quarter typically has lower levels of activity due to inclement weather conditions. In particular, the activity level during the second quarter can vary greatly with variations in temperature and precipitation.

Most of our facilities are held under long-term, non-cancelable leases and a substantial number of such properties are leased from the former owners of acquired businesses. The interests of such lessors may be in conflict with our interests and we may be unable to renew leases on favorable terms or at all.

Most of our facilities are leased pursuant to lease agreements that generally are non-cancelable and have initial terms ranging from three to 20 years, with options to renew for specified periods of time. In addition, some facilities are leased from former owners of businesses we have acquired, and our relationships with such lessors could be adversely affected by unrelated business decisions or conflicts arising from such acquisitions. We cannot assure you that we will be able to renew our current or future leases on favorable terms or at all. In addition, if we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.

Any significant fuel cost increases or shortages in the supply of fuel could disrupt our ability to transport and distribute our products to customers, which could adversely affect our results of operations.

The cost of fuel necessary to deliver products to our customers is largely unpredictable and has a significant effect on our business and results of operations. Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. Political events in petroleum-producing regions, as well as hurricanes, floods and other weather-related events may cause the price of fuel to increase. A rise in fuel prices could make it unprofitable for us to service certain customers or regions. Significant increases in the cost of fuel or disruptions in the supply of fuel could materially adversely affect our business, sales and results of operations.

Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to a variety of federal, state, provincial and local laws and regulations relating to, among other things: the release or discharge of materials into the environment; the management, use, generation, treatment, processing, handling, storage, transport or disposal of solid and hazardous wastes and materials; and the protection of public and employee health, safety and the environment and data protection and data privacy (including the California Consumer Privacy Act). These laws and regulations impose strict liability in some cases without regard to negligence or fault and expose us to liability for the environmental condition of our currently or formerly owned, leased or operated facilities, and may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of construction materials distribution. In addition, because our properties are generally situated adjacent to or near industrial companies, our properties may be at an increased risk of having environmental contaminants from other properties spill or migrate onto or otherwise affect our properties.

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

While we believe our relationships with our employees are generally good, a failure to maintain good relationships with our employees could have a material adverse effect on us. A work disruption or stoppage at one of our branches could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. As of December 31, 2019, approximately 6.7% of our workforce were members of unions. However, if a larger number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. We had more than 3,500 employees as of December 31, 2019. Various federal and state labor laws govern our relationships with our employees and affect our operating costs. These laws relate to, among other things, employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements. As our employees may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. In addition, we sometimes must compete for employees with necessary skills and experience or in tight labor markets which can also increase costs. Any such cost increases could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Integration of our acquisitions has required and will continue to require, significant attention from our employees and substantial resources. Among other matters, we are faced with migrating acquired companies’ information related to purchasing, sales, inventory management and rebates to our systems or, in some cases, maintaining multiple systems for a period of time.

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

Our information technology and communication systems, as well as those of our third-party providers, store, process and transmit a significant amount of confidential or sensitive information, including the personal information of our employees and other individuals, information relating to our customers and suppliers, as well as our proprietary business, financial, operational and strategic data.   We also rely on those systems to manage and support a variety of critical business processes and activities, including supply chain, distribution, sales, billing and customer service.  These systems may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware, ransomware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also be impacted by breaches of our third-party processors. Although no such incidents have had a direct, material impact on us, we are unable to predict the direct or indirect impact of any future incidents to our business.

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. The protection of our confidential or sensitive information, as well as personal information relating to our employees and other individuals, customers and suppliers, is vitally important to us as the loss, theft, misuse or unauthorized disclosure of such information could lead to significant reputational or competitive harm, cause our suppliers to reconsider their relationships with us, result in litigation, expose us to regulatory proceedings, and subject us to significant liabilities, fines and penalties.  The security measures and procedures we, our clients and third-party service providers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyberattacks, or system failures. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of the losses and costs associated with cyber-attacks and data incidents, such insurance coverage may be insufficient to cover all losses and would not, in any event, remedy damage to our reputation. In addition, we may face difficulties in recovering any losses from our provider and any losses we recover may be lower than we initially expect.

Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities. As with many other businesses, we have experienced, and are continually at risk of being subject to attacks and incidents.

We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if payment card information is stolen or otherwise compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if customer information is never compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

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

We distribute products in Canada, and we are therefore subject to a number of risks specific to Canada and may become subject to risks specific to countries where we complete acquisitions. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in United States dollars with international transactions being translated into United States dollars. There can be no assurances that any of these factors will not materially impact our production cost or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Although we believe we currently maintain suitable and adequate insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities and the cost of any litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter and we also self-insure for certain risks. Any significant uninsured or self-insured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, cash flows or results of operations.

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

Our business may be subject to additional obligations to collect and remit sales, use and other taxes and we may be subject to tax liabilities for past sales.

State, local, foreign and provincial taxing jurisdictions have differing rules and regulations governing sales, use and other taxes and these rules and regulations are subject to varying interpretations that may change over time. It is possible that we could incur additional liabilities that exceed our estimates and we could assume tax liabilities through our acquisitions. Other tax authorities could still assert that we are obligated to collect additional amounts as tax from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state, local, foreign and provincial jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales, use or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise adversely affect our business and results of operations.

Risks Relating to Our Indebtedness

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, give creditors secured claims to any collateral securing the debt, and restrict us from making certain strategic decisions.

On August 13, 2018, FBM Alpha LLC (formerly known as LSF9 Cypress Parent, LLC), or Alpha, its wholly owned direct subsidiary Foundation Building Materials Holding Company LLC (formerly known as FBM Beta LLC and LSF9 Cypress Holdings, LLC), or Holdco, as the lead borrower, the additional U.S. borrowers party thereto from time to time, the Canadian borrowers party thereto from time to time, or collectively, the ABL Borrowers, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent and collateral agent, or the ABL Agent, and the other agents party thereto, entered into the ABL Credit Agreement, or the 2018 ABL Credit Agreement, including the exhibits and schedules thereto, collectively, the 2018 Revolving Credit Facility. On August 13, 2018, we also entered into a credit agreement by and among Alpha, Holdco, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto, or the 2018 Term Loan Facility.

Our business is leveraged. As of December 31, 2019, the aggregate principal amount of our credit facility-related debt was approximately $534.5 million, which was comprised of $89.0 million under the 2018 Revolving Credit Facility, and $445.5 million under the 2018 Term Loan Facility. Additionally, we may borrow additional funds under our 2018 Revolving Credit Facility, and increase the borrowing capacity thereunder. We may also seek to refinance our credit facilities or borrow additional amounts under new credit arrangements.

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

We and our subsidiaries may incur significant additional indebtedness in the future. For example, we expect to incur additional indebtedness in connection with future acquisitions. Although the 2018 Revolving Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with (or as a result of waiver of) these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2019, our 2018 Revolving Credit Facility provided for an unused commitment of $286.0 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations).

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

Our tax receivable agreement, or TRA, requires that, after Lone Star, our majority stockholder, no longer controls us, any senior debt document that refinances or replaces our existing indebtedness permit our subsidiaries to pay dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such refinancing, it may not be possible to include this term in such senior debt documents, and as a result, we may need Lone Star’s consent to complete such refinancing.

The 2018 Revolving Credit Facility restricts our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

The 2018 Revolving Credit Facility contains a number of covenants that among other things, limit our ability and the ability of our restricted subsidiaries to:

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

In addition, the 2018 Revolving Credit Facility requires us to maintain a minimum fixed charge coverage ratio. The 2018 Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). If an event of default occurs, the lenders under the 2018 Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under our 2018 Revolving Credit Facility and all actions permitted to be taken by a secured creditor.

Any future debt that we incur may contain additional negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal on our outstanding debt, complete acquisitions, execute our strategic plans, or react to changes in our operating environment or the economy.

Our failure to comply with obligations under the 2018 Revolving Credit Facility, the 2018 Term Loan Facility or the agreements governing any other indebtedness we may enter into in the future, may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our indebtedness. We cannot be certain that we will be able to remedy any defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been highly volatile and subject to wide fluctuations, which could cause the value of your investment to decline. The price of our common stock could decline substantially and, as a result, you may not be able to sell shares at or above the price you paid for them.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

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

As of June 30, 2018, we qualified as a "smaller reporting company" under applicable SEC rules and regulations. As a "smaller reporting company," we have relied on exemptions from certain disclosure requirements that are applicable to other public companies. These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation. As of June 30, 2019, we no longer qualified as a smaller reporting company; however, we are allowed to use such status for our filings through our annual report for 2019.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules, implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

Lone Star beneficially owns approximately 52.5% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our bylaws or certificate of incorporation. Currently, six of the nine members of our board of directors are employees or affiliates of Lone Star.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give our stockholders the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without the support of Lone Star. Because we have opted out of Section 203 of the Delaware General Corporation Law, or the DGCL, regulating certain business combinations with interested stockholders, Lone Star may transfer control of us to a third party, which may limit the price that investors are willing to pay in the future for shares of our common stock. Lone Star could transfer control of us to a third party by transferring its common stock, which would not require the approval of our board of directors or other stockholders. The interests of Lone Star may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Lone Star could cause us to enter into transactions or agreements of which our other stockholders would not approve or make decisions with which our other stockholders would disagree. This concentration of ownership may also adversely affect our share price.

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

Lone Star may also have conflicts of interest with us and our stockholders as a result of its status as a party to the TRA in connection with our initial public offering in February 2017, or the IPO. For example, the TRA entered into with Lone Star at the time of the IPO gives us the right to terminate the TRA with approval of a majority of our independent directors and with Lone Star’s consent by making a payment equal to the present value of future payments under the TRA (based on certain assumptions and deemed events in the agreement, including those relating to our and our subsidiaries’ future taxable income). Lone Star may determine to withhold its consent to terminate the TRA at a time when such a termination would be favorable to us and the other stockholders or Lone Star may elect to terminate the TRA upon certain changes of control or at any time following the fifteenth anniversary of our IPO at a time when such a termination would not be favorable to us and the other stockholders. Furthermore, the TRA prohibits us from settling any tax audit without Lone Star’s consent (not to be unreasonably withheld, conditioned or delayed) if the outcome of the audit is reasonably expected to affect Lone Star’s rights under the TRA. Therefore, Lone Star may determine to withhold consent to a settlement that reduces the payments Lone Star will receive under the TRA, even though the settlement might be favorable to us and our stockholders.

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

We expect that the payments we make under the TRA could be substantial. Assuming no material changes in the relevant tax law and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the TRA, we currently estimate that future payments under the agreement will aggregate to $117.4 million. This amount excludes any payments that may be made to Lone Star under the TRA as a result of tax benefits recognized in connection with payments under the LTIP and, thus, the actual payments we ultimately are required to make under the TRA could be greater, potentially materially greater, than these amounts. These payment obligations are our obligations and are not obligations of any of our subsidiaries. Furthermore, these payment obligations are not conditioned upon Lone Star maintaining a continued direct or indirect ownership interest in us. The actual utilization of Covered Tax Benefits, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.

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

We are a controlled company within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and intend to continue relying on, exemptions from certain corporate governance requirements.

Lone Star controls a majority of the voting power of our outstanding common stock. As a result, we are a controlled company within the meaning of the corporate governance standards of the New York Stock Exchange, or the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power is held by a person or group is a controlled company and need not comply with certain requirements, including the requirement that a majority of the board of directors consists of independent directors and the requirements that the compensation and nominating and corporate governance committees be composed entirely of independent directors. We are utilizing and, for so long as Lone Star controls a majority of the voting power of our outstanding common stock, we intend to utilize these exemptions. As a result, among other things, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Future sales of our common stock in the public market could cause our stock price to fall.

Lone Star beneficially owns approximately 52.5% of our outstanding shares of common stock. All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. We registered Lone Star's shares pursuant to a registration statement in 2019 on Form S-3. Lone Star is an affiliate of ours based on its share ownership and representation on our Board. Any sale by Lone Star or other affiliates or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

We have filed a registration statement on Form S-8 under the Securities Act registering shares under our stock incentive plan. Subject to the terms of the awards pursuant to which these shares may be granted and except for shares held by affiliates who will be subject to the resale restrictions described above, the shares issued pursuant to our stock incentive plan will be available for sale in the public market immediately after vesting of the applicable award.

We have no present intention to pay dividends on our common stock.

We have no present intention to pay dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our credit facilities and agreements governing any other indebtedness we may enter into and other factors that our board of directors deems relevant. Accordingly, holders of our common stock may need to sell their shares to realize a return on their investment, and may not be able to sell their shares at or above the price paid for them.

Provisions of our amended and restated governing documents, Delaware law and other documents could discourage, delay or prevent a merger or acquisition at a premium price.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our certificate of incorporation and bylaws include provisions that:

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

•	prevent stockholders from calling special meetings;

•	restrict the ability of stockholders to act by written consent after such time as Lone Star owns less than a majority of our common stock;

•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•	require advance notice for nominations for election to the board of directors and for stockholder proposals;

•	do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and

•	establish a classified board of directors with staggered three-year terms.

These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquiror may offer a premium price for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is in Santa Ana, California. As of December 31, 2019, our 177 branches, 14 of which we own, were located across 28 states and five Canadian provinces enabling us to serve customers across a nationwide footprint in the United States and Canada.

Location	Owned Branches	Leased Branches	Total Branches
United States
Arizona	1	5	6
California	—	11	11
Colorado	—	3	3
Florida	—	11	11
Georgia	—	3	3
Illinois	4	2	6
Indiana	—	9	9
Iowa	3	2	5
Kansas	—	3	3
Kentucky	—	5	5
Michigan	—	14	14
Minnesota	1	4	5
Mississippi	—	2	2
Missouri	—	5	5
Nebraska	—	2	2
Nevada	—	1	1
New Jersey	—	2	2
North Carolina	—	1	1
North Dakota	—	1	1
Ohio	—	7	7
Pennsylvania	—	9	9
South Dakota	—	2	2
Tennessee	—	4	4
Texas	2	11	13
Utah	—	4	4
Virginia	—	6	6
Washington	—	5	5
Wisconsin	3	3	6
Total U.S.	14	137	151
Canada
Alberta	—	8	8
British Columbia	—	6	6
Manitoba	—	1	1
Ontario	—	9	9
Saskatchewan	—	2	2
Total Canada	—	26	26

Total	14	163	177

While branches have access to the full product suite, the sales mix varies across regions due to differences relating to weather and other end market preferences. Some locations distribute multiple products to multiple end markets, while other locations distribute selected products to one end market based on local demand. The warehouse space of our branches ranges from approximately 5,000 to 90,000 square feet with an average of about 30,000 square feet.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Prior to February 10, 2017, our outstanding common stock was privately held and there was no established public trading market for our common stock. On February 10, 2017, our common stock began trading on the NYSE under the symbol "FBM." As of February 21, 2020, there were two holders of record of our common stock.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are one of the largest specialty distributors of wallboard and suspended ceiling systems in the United States and Canada. We have expanded from a single branch in Southern California to over 175 branches across North America, carrying a broad array of more than 30,000 SKUs. We have grown net sales faster than any United States publicly traded building products distributor since 2013. Our goal is to be the leading company within specialty building products distribution and by continuing to expand into adjacent and complementary markets.

We were founded in 2011 by our President and Chief Executive Officer Ruben Mendoza, our Chief Financial Officer John Gorey and one of our Regional Vice Presidents, Tom Fischbeck. Mr. Mendoza previously served as Chief Executive Officer of Acoustical Material Services where he oversaw the successful growth of the company before it was acquired by Allied Building Products in 2007. In founding our company, Mr. Mendoza applied a proven customer-centric operating model to an organization that would combine strong organic growth with an effective acquisition and integration program across a fragmented industry, where he and other members of management had long and close personal relationships with many private acquisition candidates in our industry. In our early years, we were focused on opening or acquiring new branches to leverage our founders’ customer focus and strong supplier relationships. In 2012 and 2013, we began rapidly growing through both organic growth and acquisitions, and by the end of 2013, we significantly increased our number of branches and geographic footprint, and expanded from California into the Midwest, Florida and Arizona. This rapid growth resulted in the acquisition of our current ERP platform and information technology structure and added a deep bench of leaders from the acquired companies to prepare for future growth. In November 2013, we strengthened our management team with the addition of our Chief Operating Officer, Pete Welly, who has over 40 years of experience in our industry.

In 2014 and 2015, we grew rapidly through several acquisitions, acquiring branches throughout the Midwest. We continued to strengthen our relationships with USG and Armstrong. In August 2016, we entered the Canadian market when we acquired Winroc-SPI, which also included our mechanical insulation segment. That segment was subsequently sold on November 1, 2018. The Winroc-SPI acquisition also included several strategic locations in the United States and added exclusive territories with the industry-leading suspended ceiling systems line.

On February 15, 2017, we completed our IPO of 12,800,000 shares of our common stock at a public offering price of $14.00 per share. Our common stock began trading on the NYSE on February 10, 2017, under the ticker symbol "FBM". After underwriting discounts and commissions and expenses payable by us, net proceeds from the IPO were $164.0 million. We used these proceeds to repay borrowings outstanding under our 2016 asset-based lending credit facility.

After our IPO, we have continued to grow organically and through acquisitions. We completed nine acquisitions in 2017, four acquisitions in 2018 and five acquisitions in 2019. We refinanced our 2016 credit agreements during the third quarter of 2018, entering into the 2018 Revolving Credit Facility and the 2018 Term Loan Facility. We also divested the Disposed Business in late 2018 so that we could focus on our core specialty building products business.

On September 24, 2019, LSF9 Cypress Parent 2 LLC, or the Selling Stockholder, an affiliate of Lone Star, sold 4,750,000 shares of our common stock at a price of $17.00 per share.  The Selling Stockholder also granted the underwriters an option for a period of 30 days to purchase up to an additional 712,500 shares of our common stock. On October 11, 2019, the underwriters exercised their option to purchase the additional 712,500 shares of our common stock. As a result of the sale, the aggregate beneficial ownership of Lone Star decreased from 65.3% to 52.5% of our outstanding shares of common stock as of December 31, 2019, and we remain a “Controlled Company” under the corporate governance standards of the NYSE.

Segments

We have one reportable segment. Resources are allocated and performance is assessed by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker. Management evaluates performance for the segment based on gross margin.

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

New Non-Residential Construction

We estimate new non-residential construction represents approximately 45% of our net sales for the year ended December 31, 2019. Non-residential construction includes all construction other than residential structures and encompasses office, retail, healthcare, hospitality and government building projects.  Non-residential construction growth is primarily influenced by economic growth, business investment, job growth, vacancy rates and availability and cost of capital. Our revenue from new non-residential construction can lag behind construction starts by 12 to 18 months. We regularly review unemployment rates, office vacancy rates, the Architecture Billings Index, or ABI, state and local government spending and gross domestic product, or GDP, which can indicate potential changes in new non-residential construction opportunities.  We believe that these statistics provide a reasonable indication of our future revenue opportunities from new non-residential construction.

New Residential Construction

We estimate new residential construction represents approximately 19% of our net sales for the year ended December 31, 2019. Job growth is an important factor for a healthy housing market, and unemployment has fallen from its peak of 10.0% in 2009 to 3.5% by the end of December 2019, according to the U.S. Bureau of Labor Statistics. According to the Federal Reserve Bank of St. Louis, average housing starts in 2019 were 1.3 million. While housing starts have significantly recovered from the 0.6 million seen in 2009, they are still below the 50-year average.

Non-Residential Repair and Remodel Construction

We estimate non-residential repair and remodel construction represents approximately 36% of our net sales for the year ended December 31, 2019. Non-residential repair and remodeling spending tends to be resilient through economic downturns as new construction spending slows and investments in existing infrastructure increase. Key statistics that indicate market opportunity include the ABI, GDP, and general employment levels.

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

Acquisitions

We supplement our organic growth strategy with selective acquisitions, and during the year ended December 31, 2019, we completed five acquisitions. See Note 4, Acquisitions, to the accompanying consolidated financial statements. We believe that significant opportunities exist to continue to expand our geographic footprint and product offerings by executing additional strategic acquisitions, and we maintain an extensive and active acquisition pipeline. We are typically evaluating several acquisition opportunities at any given time. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through integrated procurement and pricing programs and brand consolidation. The five acquisitions completed in 2019 contributed approximately $25.3 million of net sales for the year ended December 31, 2019. As of February 25, 2020, all of the acquisitions made through December 31, 2019, have been fully integrated into our operations.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired

Associated Drywall Suppliers, Inc.	December 30, 2019	Kentucky	1
Joe's Wallboard Supply Co. of Colorado Springs, Inc.	October 1, 2019	Colorado	1
The Supply Guy, Inc.	October 1, 2019	Washington	1
Select Acoustic Supply, Inc.	May 1, 2019	Ontario, Canada	1
Builders' Supplies Limited II	February 1, 2019	Ontario, Canada	3
Total			7

As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically expensed within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on profitability. For the years ended December 31, 2019 and 2018, the impact of the acquired step-up in inventory basis was $0.3 million and $1.1 million, respectively.

Seasonality

Our operating results are typically affected by seasonality. Warmer and drier weather during the second and third quarters typically result in higher activity and sales levels. The first and fourth quarters typically have lower levels of activity and lower working capital requirements due to inclement weather conditions.

Results of Operations

The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Year Ended December 31,
	2019		2018
(dollars in thousands)
Statements of operations data
Net sales	$2,154,530	100.0%	$2,044,312	100.0%
Cost of goods sold	1,497,921	69.5%	1,453,953	71.1%
Gross profit	656,609	30.5%	590,359	28.9%
Operating expenses:
Selling, general and administrative expenses	487,865	22.6%	444,527	21.7%
Depreciation and amortization	80,444	3.7%	77,419	3.8%
Total operating expenses	568,309	26.3%	521,946	25.5%
Income from operations	88,300	4.2%	68,413	3.4%
Loss on extinguishment of debt	—	—%	(58,475)	(2.9)%
Interest expense	(33,788)	(1.6)%	(53,283)	(2.6)%
Other income, net	443	—%	1,298	0.1%
Income (loss) before income taxes	54,955	2.6%	(42,047)	(2.0)%
Income tax expense (benefit)	13,127	0.6%	(5,628)	(0.3)%
Income (loss) from continuing operations	41,828	2.0%	(36,419)	(1.7)%
Income from discontinued operations, net of tax	—	—%	10,523	0.5%
(Loss) gain on sale of discontinued operations, net of tax	(1,589)	(0.1)%	13,713	0.7%
Net income (loss)	$40,239	1.9%	$(12,183)	(0.5)%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Year Ended December 31,				Change
	2019		2018		$	%
(dollars in thousands)
Wallboard	$817,799	38.0%	$781,257	38.2%	$36,542	4.7%
Suspended ceiling systems	413,674	19.2%	379,809	18.6%	33,865	8.9%
Metal framing	392,630	18.2%	361,493	17.7%	31,137	8.6%
Complementary and other products	530,427	24.6%	521,753	25.5%	8,674	1.7%
Total net sales	$2,154,530	100.0%	$2,044,312	100.0%	$110,218	5.4%
Total gross profit	$656,609		$590,359		$66,250	11.2%
Total gross margin	30.5%		28.9%		1.6%

Net Sales
Net sales for the year ended December 31, 2019 were $2,154.5 million compared to $2,044.3 million for the year ended December 31, 2018, representing an increase of $110.2 million, or 5.4%. There was one less day in the current period as compared to the prior period. Average daily net sales increased 5.8% over the prior period. Net sales from base business branches contributed $47.0 million of the net sales increase, and average daily base business net sales increased by 2.9% over the prior period. Net sales from acquired branches and existing branches that were strategically combined contributed $63.3 million of the net sales increase. The base business net sales increase was primarily due to strong commercial activity and product expansion into new geographic markets. The change in our base business net sales was also driven by the following factors:

•
an increase in wallboard net sales of $4.1 million, or 0.6%, due to an increase in average selling price and product mix of 0.4%, and an increase in wallboard unit volume of 0.2%. On an average daily net sales basis, wallboard increased by 1.0%, driven by an average daily unit volume growth of 0.6%;

•
an increase in suspended ceiling systems net sales of $17.3 million, or 5.3%. On an average daily net sales basis, suspended ceiling systems increased by 5.7%, due to an increase in average selling price, product mix, and volume related to commercial construction activity;

•
an increase in metal framing net sales of $14.6 million, or 4.3%. On an average daily net sales basis, metal framing increased by 4.7%. The increase in metal framing net sales was primarily due to an increase in volume related to commercial construction activity; and

•	an increase in complementary and other product net sales of $11.0 million, or 2.3%. On an average daily net sales basis, complementary and other products increased by 2.8%.

The table below highlights net sales from our base business and acquired and combined branches:

	Year Ended December 31,		Change
	2019	2018	$	%
(dollars in thousands)
Base business (1)	$1,916,308	$1,869,345	$46,963	2.5%
Acquired and combined (2)	238,222	174,967	63,255	36.2%
Net sales	$2,154,530	$2,044,312	$110,218	5.4%
(1) Represents net sales from branches that were owned by us since January 1, 2018 and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2018, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Year Ended December 31, 2018	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Year Ended December 31, 2019	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$781,257	$4,107	$32,435	$817,799	4.7%	0.6%	68.5%
Suspended ceiling systems	379,809	17,260	16,605	413,674	8.9%	5.3%	31.1%
Metal framing	361,493	14,627	16,510	392,630	8.6%	4.3%	82.1%
Complementary and other products	521,753	10,969	(2,295)	530,427	1.7%	2.3%	(4.2)%
Net sales	$2,044,312	$46,963	$63,255	$2,154,530	5.4%	2.5%	36.2%
Average daily net sales(3)	$8,080	$216	$254	$8,550	5.8%	2.9%	36.7%
(1) Represents base business net sales change as a percentage of base business net sales for the year ended December 31, 2018.
(2) Represents acquired and combined as a percentage of acquired and combined net sales for the year ended December 31, 2018.
(3) The number of business days for the years ended December 31, 2019 and 2018, were 252 and 253, respectively.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2019, was $656.6 million compared to $590.4 million for the year ended December 31, 2018, representing an increase of $66.3 million, or 11.2%. Gross profit increased due to an expansion of our gross margin, an increase in sales from acquisitions and base business growth.

Gross margin for the year ended December 31, 2019, was 30.5% compared to 28.9% for the year ended December 31, 2018. The increase in gross margin was primarily due to improved profitability across our product lines driven by our ongoing pricing and purchasing initiatives and continued stabilization of our product costs.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the year ended December 31, 2019, were $487.9 million compared to $444.5 million for the year ended December 31, 2018, representing an increase of $43.3 million, or 9.7%. As a percentage of net sales, SG&A expenses were 22.6% for the year ended December 31, 2019, compared to 21.7% for the year ended December 31, 2018. The increase in SG&A expense as a percentage of net sales was primarily due to our continued investment in various company-wide initiatives and higher labor and related operating costs.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2019, was $80.4 million compared to $77.4 million for the year ended December 31, 2018, representing an increase of $3.0 million, or 3.9%. The increase in depreciation and amortization was primarily due to acquisitions made during the year ended December 31, 2019, and certain acquisitions made in 2018, which increased the value of property and equipment and intangible assets subject to amortization.

Interest Expense

Interest expense for the year ended December 31, 2019, was $33.8 million compared to $53.3 million for the year ended December 31, 2018, representing a decrease of $19.5 million, or 36.6%. The decrease is primarily due to the refinancing of our Senior Secured Notes, or Notes, in August 2018 and reduction of debt. See Note 8, Long-Term Debt, to the consolidated financial statements.

Loss on Extinguishment of Debt

In August 2018, we completed the refinancing of our Notes to reduce our total debt and interest rate. The refinancing resulted in a loss of $58.5 million consisting primarily of deferred financing costs and original issuance discounts, which were written off, and a prepayment premium.

Other Income, Net

Other income, net was $0.4 million for the year ended December 31, 2019, compared to $1.3 million for the year ended December 31, 2018, representing a decrease of $0.9 million.

Income Taxes

Income tax expense for the year ended December 31, 2019, was $13.1 million compared to an income tax benefit of $5.6 million for the year ended December 31, 2018. The effective tax rate for the year ended December 31, 2019 was 23.9% compared to 13.4% for the year ended December 31, 2018. The items that had the most significant impact on the difference between our statutory United States federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2019 were (a) state income taxes, (b) adjustments associated with our return to provision reconciliation, and (c) non-deductible items, which were partially offset by a benefit recorded under the Foreign Derived Intangible Income provisions. The items that had the most significant impact on the difference between our statutory United States federal income tax rate of 21% and the effective tax rate for the year ended December 31, 2018 were (a) an adjustment to our deferred tax liabilities, and (b) taxes assessed under the Global Intangible Low Taxed Income provisions contained in the 2017 Tax Cuts and Jobs Act, or Tax Act, which were partially offset by a reduction in the valuation allowance associated with state net operating loss carryovers and a non-taxable permanent item related to a discrete adjustment to the TRA liability.

Net Income (Loss) From Continuing Operations

Net income from continuing operations increased by $78.2 million to $41.8 million for the year ended December 31, 2019, as compared to a net loss from continuing operations of $36.4 million in the same period in 2018. The increase was primarily due to an increase of $19.9 million in income from operations, a loss on extinguishment of debt of $58.5 million incurred in the year ended December 31, 2018, and reduced interest expense of $19.5 million. These changes were partially offset by an increase of $18.8 million in income tax expense to $13.1 million for the year ended December 31, 2019 as compared to an income tax benefit of $5.6 million for the same period in 2018.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and in the future, we may depend on other debt financings allowed under the terms of the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. However, we cannot ensure that we will be able to obtain future debt or equity financings adequate for our future cash requirements on commercially reasonable terms or at all. The TRA may also have a negative impact on our liquidity if, among other things, payments we make under the TRA exceed the actual cash savings we and our subsidiaries realize in respect of the tax benefits covered by the TRA after we have paid our taxes and other obligations. In addition, as a result of either an early termination of the TRA or a change of control, we could be required to make payments under the TRA that exceed our actual cash savings under the TRA. In these situations, our obligations under the TRA could have a substantial, negative impact on our liquidity and could have the effect of delaying, deferring or preventing, among other things, capital expenditures and acquisitions.

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

As of December 31, 2019, we had available aggregate undrawn borrowing capacity of approximately $286.0 million under the 2018 Revolving Credit Facility. For the periods presented, our use of cash was primarily driven by debt reduction, investments in acquisitions, capital expenditures and working capital requirements.

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table.

	Year Ended December 31, 2019	Year Ended December 31, 2018
(dollars in thousands)
Net cash provided by operating activities	$145,718	$75,849
Net cash used in investing activities	$(60,935)	$(125,940)
Net cash used in financing activities	$(80,996)	$(61,000)

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, provision for doubtful accounts, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $69.9 million to $145.7 million for the year ended December 31, 2019, as compared to $75.8 million in the same period in 2018. The increase was primarily due to higher net income from continuing operations including adjustments for non-cash items of $47.2 million and lower working capital requirements of $22.7 million.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions and capital expenditures, including purchases of land, buildings, leasehold improvements, fleet assets, information technology and other equipment. Historically, capital expenditures generally have been made at relatively low levels in comparison to the operating cash flows generated during the corresponding periods, and usually range between 1.0% and 1.5% of net sales.

Net cash used in investing activities decreased by $65.0 million to $60.9 million for the year ended December 31, 2019, as compared to $125.9 million in the same period in 2018. The decrease was primarily due to the lower aggregate purchase price of acquisitions of $59.7 million and proceeds from the termination of the net investment hedge of $3.3 million.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and related repayments under our financing agreements.

Net cash used in financing activities increased by $20.0 million to $81.0 million in the year ended December 31, 2019, as compared to $61.0 million in the same period in 2018. The increase was primarily due to higher net repayments of debt of $3.3 million in the year ended December 31, 2019 and the first payment under the TRA of $16.7 million made in January 2019.

2018 Revolving Credit Facility and 2018 Term Loan Facility

2018 Revolving Credit Facility

The 2018 Revolving Credit Facility provides for senior secured revolving credit financing, including a United States revolving credit facility of initially up to $375.0 million, or the United States Revolving Credit Facility, a Canadian revolving credit subfacility of initially up to $75.0 million, or the Canadian Revolving Credit Subfacility, and provided for a “first-in-last-out”, or FILO, subfacility in an amount of up to $25.0 million in amortizing loans, or the FILO Subfacility, subject, in each case, to availability under the respective borrowing bases for each facility. On November 9, 2018, the Company terminated the $25.0 million FILO Subfacility. The aggregate amount of the 2018 Revolving Credit Facility is $375.0 million.

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

As long as commitments are outstanding under the 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our Pro Forma Adjusted EBITDA to debt ratio, or the Total Net Leverage Ratio, exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with generally accepted accounting principles in the United States, or GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended December 31, 2019, as though they had been consummated on the first day of the first quarter for the four quarters ended December 31, 2019. The 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of December 31, 2019, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of December 31, 2019 and 2018:

(dollars in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Pro Forma Adjusted EBITDA (1)	$179,974	$162,512
Consolidated Total Debt (2)	$541,884	$605,831
Total Net Leverage Ratio	3.01x	3.73x
Cash	$17,766	$15,299
Consolidated Total Debt (2) less Cash ("Net Debt")	$524,118	$590,532
Net Debt Leverage Ratio	2.91x	3.63x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under the 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
(in thousands)
Adjusted EBITDA (a)	$176,838	$155,170
Pro forma adjustment (b)	3,136	7,342
Pro Forma Adjusted EBITDA	$179,974	$162,512
(a) See this section for the definition of Adjusted EBITDA and the section titled "Non-GAAP Financial Information" for a reconciliation of net income (loss) to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the years ended December 31, 2019 and 2018, respectively, as though they had been consummated on the first day of the first quarter for the twelve months ended December 31, 2019 and 2018, respectively. Other adjustments are also made to conform to the terms of the 2018 Revolving Credit Facility.

(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

	December 31, 2019	December 31, 2018
(in thousands)
Total gross debt	$534,500	$596,000
Finance leases	7,384	9,831
Consolidated Total Debt	$541,884	$605,831

As of December 31, 2019, the majority of our liquidity was from the $286.0 million available under the 2018 Revolving Credit Facility. In addition, the 2018 ABL Credit Agreement requires us to maintain a minimum fixed charge coverage ratio set at a level of 1.00:1.00, which will only be tested at times when availability under the 2018 Revolving Credit Facility is less than a certain threshold. The fixed charge coverage ratio is a material term of the 2018 ABL Credit Agreement and we believe information about how the covenant is calculated is material to an investor’s understanding of our financial condition and liquidity.

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

2018 Term Loan Facility

The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at our option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility bear interest at Holdco’s option at either (a) LIBOR determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00), or (b) a base rate determined by reference to the highest of (i) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (ii) the federal funds effective rate plus 0.50% and (iii) one-month LIBOR plus 1.0%, plus an applicable margin of 2.25 (or 2.00% if the first lien net leverage ratio is no greater than 4.00 to 1.00). We are required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the initial term loans made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the initial term loans (as defined in the 2018 Term Loan Facility).
Obligations under the 2018 Term Loan Facility are secured by a first priority lien on all Term Priority Collateral (as defined in the 2018 Term Loan Facility) and a second priority lien on all ABL Priority Collateral (as defined in the 2018 Term Loan Facility).
The 2018 Term Loan Facility contains a number of covenants that, subject to certain exceptions, restrict Alpha’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its equity securities or redeem, repurchase or retire its equity securities or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to us from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including equity securities of its subsidiaries, alter the business it conducts, consolidate or merge and incur liens.

Off-Balance Sheet Arrangements

As of December 31, 2019, and December 31, 2018, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our accompanying consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reported period.

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

Accounts Receivable

We sell to customers using credit terms customary in our industry. Accounts receivable are recorded at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The allowance for doubtful accounts reflects our estimate of credit exposure, determined principally on the basis of our collection experience, aging of our receivables and significant individual account credit risk. Actual results could materially differ from those estimates.

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

Inventories

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market (net realizable value). Cost is determined using the moving weighted average cost method. We routinely evaluate inventory for excess or obsolescence and consider factors such as historical usage and purchase rates and record a provision for excess and obsolete inventory. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

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

Right-of-Use ("ROU") Assets and Lease Liabilities

We lease the majority of our branch locations and office space and also lease vehicles and equipment for use in our operations. At inception, we determine whether an agreement represents a lease and, at commencement, evaluate each lease agreement to determine whether the lease is an operating or finance lease. These leases do not have significant rent escalations, holidays, concessions, leasehold improvement incentives, or other build-out clauses. We elected to adopt the practical expedient to account for both lease and non-lease components as a single lease component. Certain leases include one or more options to renew. The exercise of lease renewal options is typically at our discretion. We regularly evaluate the renewal options and, when the options are reasonably certain of being exercised, they are included in the lease term.

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for leased facilities and vehicles and equipment, which are paid based on actual costs incurred.

Generally, leases do not provide an implicit rate; therefore, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We use a portfolio approach for determining the incremental borrowing rate based on the applicable lease terms and the current economic environment.

Intangible Assets and Goodwill

Intangible assets consist of tradenames, customer relationships and favorable leases under market rent, and are amortized using the straight-line method, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Intangible assets with definite lives are amortized over their respective estimated useful lives. For favorable leases under market rent, amounts are amortized over their contractual terms.

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

Goodwill represents the excess of purchase price over fair value of assets acquired and liabilities assumed in a business combination. We perform our impairment test annually at the reporting unit level or more frequently if impairment indicators arise. We have defined our reporting unit consistently with our operating segment. For our goodwill impairment assessment we have adopted a standard that provides us the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; consistency of customer base; and other relevant entity-specific events. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step process. This process involves comparing the fair value to the carrying value of the reporting unit. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. We determine the fair value of the reporting unit using combinations of both the income and market valuation approaches.

Acquisition Accounting

We account for business combinations using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business’ cost over the fair value of the acquired assets and liabilities as goodwill. Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. We use a variety of information sources to determine the fair value of acquired assets and liabilities, and we generally use third party appraisers to assist us in the determination of the fair value and useful lives of identifiable intangible assets.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our accompanying consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. As the calendar year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that our year-to-date provision as a percentage of income (loss) before income taxes equals our expected annual effective tax rate.

Recently Adopted and Issued Accounting Standards

See Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for a discussion of recently adopted and recently issued accounting standards.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income (loss) from continuing operations before interest expense, net, loss on extinguishment of debt, income tax expense (benefit), depreciation and amortization, unrealized gain on derivative financial instruments, offering and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as loss on the disposal of property and equipment, transaction costs and non-cash decrease in TRA liability. We calculated Pro Forma Adjusted EBITDA and Net Debt Leverage Ratio as shown in the previous section entitled “Liquidity and Capital Resources,” which are also non-GAAP financial measures.

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

The following is a reconciliation of Adjusted EBITDA to the nearest GAAP measure, net income (loss) from continuing operations:

	Year Ended December 31,
	2019	2018
(dollars in thousands)
Net income (loss) from continuing operations	$41,828	$(36,419)
Interest expense, net	33,695	53,201
Loss on extinguishment of debt	—	58,475
Income tax expense (benefit)	13,127	(5,628)
Depreciation and amortization	80,444	77,419
Unrealized gain on derivative financial instruments	—	(265)
Offering and public company readiness expenses(a)	465	89
Stock-based compensation	4,187	2,299
Loss on disposal of property and equipment	584	552
Transaction costs(b)	2,750	6,636
Non-cash decrease in TRA liability	(242)	(1,189)
Adjusted EBITDA	$176,838	$155,170
Adjusted EBITDA margin(c)	8.2%	7.6%

(a)	Represents costs related to our initial public offering, secondary offering, and public company readiness expenses.

(b)
Represents costs related to our transactions, including fees to financial advisors, accountants, attorneys, and other professionals, as well as certain internal corporate development costs. The costs also include non-cash purchase accounting effects to adjust for the effect of the purchase accounting step-up in the value of inventory to fair value recognized as a result of acquisitions.

(c)	Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate and Currency Risk

Borrowings under our 2018 Revolving Credit Facility and 2018 Term Loan Facility are at variable rates of interest, which may expose us to interest rate risk. The 2018 Revolving Credit Facility allows certain borrowings in Canadian dollars, which may expose us to currency risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A hypothetical 1% increase in interest rates would have increased interest expense by $2.8 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

Derivative Financial Instruments

On May 15, 2019, we executed an $81.3 million, three-year foreign currency exchange rate forward contract to hedge the risk of depreciation in the Canadian dollar related to our net investment in our acquired Canadian subsidiaries. We have determined that this derivative qualifies for hedge accounting. As such, the total changes in the fair value of this hedging instrument are included in our statement of comprehensive income in accumulated other comprehensive income at each period end. There is no significant credit risk associated with the net investment hedge. Refer to Note 9, Derivatives and Hedging Activities, to our accompanying consolidated financial statements.

On January 31, 2019, we executed an interest rate swap with a notional amount of $310.0 million with an interest rate of 2.52% to hedge the interest rate risk related to the LIBOR rate under our 2018 Revolving Credit Facility and 2018 Term Loan Facility through January 2022. We have determined that this derivative qualifies for hedge accounting. As such, the changes in the fair value of this hedging instrument are included in our statement of comprehensive income in accumulated other comprehensive income (loss) at each period end. There is no significant counterparty credit risk associated with this swap.

Impact of Inflation

We believe that our results of operations have not been materially impacted by the moderate changes in the economic inflation rate over the past two years.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Foundation Building Materials, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foundation Building Materials, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

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

February 25, 2020

We have served as the Company's auditor since 2015.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net sales	$2,154,530	$2,044,312
Cost of goods sold	1,497,921	1,453,953
Gross profit	656,609	590,359
Operating expenses:
Selling, general and administrative expenses	487,865	444,527
Depreciation and amortization	80,444	77,419
Total operating expenses	568,309	521,946
Income from operations	88,300	68,413
Loss on extinguishment of debt	—	(58,475)
Interest expense	(33,788)	(53,283)
Other income, net	443	1,298
Income (loss) before income taxes	54,955	(42,047)
Income tax expense (benefit)	13,127	(5,628)
Income (loss) from continuing operations	41,828	(36,419)
Income from discontinued operations, net of tax	—	10,523
(Loss) gain on sale of discontinued operations, net of tax	(1,589)	13,713
Net income (loss)	$40,239	$(12,183)

Earnings (loss) per share data:
Earnings (loss) from continuing operations per share - basic	$0.97	$(0.85)
Earnings (loss) from continuing operations per share - diluted	$0.97	$(0.85)

(Loss) earnings from discontinued operations per share - basic	$(0.03)	$0.57
(Loss) earnings from discontinued operations per share - diluted	$(0.04)	$0.57

Earnings (loss) per share - basic	$0.94	$(0.28)
Earnings (loss) per share - diluted	$0.93	$(0.28)

Weighted average shares outstanding:
Basic	42,975,026	42,892,879
Diluted	43,307,528	42,915,028

Comprehensive income (loss):
Net income (loss)	$40,239	$(12,183)
Foreign currency translation adjustment	3,933	(6,948)
Unrealized (loss) gain on derivative, net of taxes of $2.3 million and $2.0 million, respectively	(6,216)	4,413
Total other comprehensive loss	(2,283)	(2,535)
Total comprehensive income (loss)	$37,956	$(14,718)

See accompanying notes to the consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$17,766	$15,299
Accounts receivable—net of allowance for doubtful accounts of $3,169 and $3,239, respectively	262,757	276,043
Other receivables	59,104	57,472
Inventories	178,624	165,989
Prepaid expenses and other current assets	7,965	9,053
Total current assets	526,216	523,856
Property and equipment, net	150,188	151,641
Right-of-use assets, net	120,562	—
Intangible assets, net	113,861	145,876
Goodwill	495,724	484,941
Other assets	5,206	10,393
Total assets	$1,411,757	$1,316,707
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$145,226	$137,773
Accrued payroll and employee benefits	31,410	28,830
Accrued taxes	8,780	11,867
Current portion of tax receivable agreement	27,850	16,667
Current portion of term loan	4,500	4,500
Current portion of lease liabilities	30,307	—
Other current liabilities	18,557	19,979
Total current liabilities	266,630	219,616
Asset-based revolving credit facility	89,000	146,000
Long-term portion of term loan, net	434,633	437,999
Tax receivable agreement	89,533	117,948
Deferred income taxes, net	18,972	20,678
Long-term portion of lease liabilities	97,145	—
Other liabilities	7,679	8,117
Total liabilities	1,003,592	950,358
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 42,991,016 and 42,907,326 shares issued, respectively	13	13
Additional paid-in capital	336,362	332,330
Retained earnings	74,254	34,187
Accumulated other comprehensive loss	(2,464)	(181)
Total stockholders' equity	408,165	366,349
Total liabilities and stockholders' equity	$1,411,757	$1,316,707
See accompanying notes to the consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$40,239	$(12,183)
Less: (loss) gain on sale of discontinued operations	(1,589)	13,713
Less: net income from discontinued operations	—	10,523
Net income (loss) from continuing operations	41,828	(36,419)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	33,708	33,437
Amortization of intangible assets	46,736	43,982
Amortization of debt issuance costs and debt discount	2,156	7,370
Inventory fair value purchase accounting adjustment	285	1,057
Loss on extinguishment of debt	—	58,475
Provision for doubtful accounts	2,390	1,810
Stock-based compensation	4,187	2,175
Reduction in tax receivable agreement	(242)	(1,189)
Unrealized gain on derivative instruments, net	—	(265)
Loss on disposal of property and equipment	584	552
Right-of-use assets non-cash expense	27,801	—
Deferred income taxes	(1,038)	221
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	20,272	(23,326)
Other receivables	1,151	(1,721)
Inventories	(8,226)	(8,834)
Prepaid expenses and other current assets	1,168	2,708
Other assets	(167)	(1,320)
Accounts payable	2,477	(1,951)
Accrued payroll and employee benefits	2,449	11,105
Accrued taxes	(3,164)	4,893
Operating lease liability	(26,940)	—
Other liabilities	(1,697)	(16,911)
Net cash provided by operating activities from continuing operations	145,718	75,849
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(34,402)	(34,892)
Proceeds from termination of net investment hedge	3,313	—
Payment of net working capital adjustments related to acquisitions	—	(40)
Proceeds from net working capital adjustments related to acquisitions	464	154
Proceeds from the disposal of fixed assets	3,441	2,315
Acquisitions, net of cash acquired	(33,751)	(93,477)
Net cash used in investing activities from continuing operations	(60,935)	(125,940)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	531,993	897,911

Repayments of asset-based revolving credit facility	(588,993)	(799,272)
Principal payments for term loan	(4,500)	—
Term loan proceeds	—	450,000
Principal payments on long-term debt	—	(575,000)
Prepayment premium on bond	—	(23,872)
Debt issuance costs and deferred finance costs	—	(7,935)
Payment related to tax receivable agreement	(16,667)	—
Tax withholding payment related to net settlement of equity awards	(155)	(61)
Principal repayment of finance lease obligations	(2,674)	(2,771)
Net cash used in financing activities from continuing operations	(80,996)	(61,000)
Net cash used in operating activities from discontinued operations	—	(6,614)
Net cash (used in) provided by investing activities from discontinued operations	(1,589)	121,568
Net cash used in financing activities from discontinued operations	—	(162)
Net cash (used in) provided by discontinued operations	(1,589)	114,792
Effect of exchange rate changes on cash	269	(503)
Net increase in cash	2,467	3,198
Cash and cash equivalents at beginning of period	15,299	12,101
Cash and cash equivalents at end of period	$17,766	$15,299

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,190	$2,507
Cash paid for interest	$31,749	$61,199
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$5,443	$4,616
Goodwill adjustment for purchase price allocation	$466	$202
See accompanying notes to the consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2017	42,865,407	$13	$330,113	$46,184	$2,354	$378,664
Change in accounting standard - income taxes	—	—	—	186	(186)	—
Stock-based compensation	—	—	2,278	—	—	2,278
Vesting of restricted stock units, net of shares withheld for taxes	41,919	—	(61)	—	—	(61)
Other comprehensive loss	—	—	—	—	(2,349)	(2,349)
Net loss	—	—	—	(12,183)	—	(12,183)
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
Adoption of derivative guidance	—	—	—	(172)	172	—
Stock-based compensation	—	—	4,187	—	—	4,187
Vesting of restricted stock units	98,474	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(14,784)	—	(155)	—	—	(155)
Other comprehensive loss	—	—	—	—	(2,455)	(2,455)
Net income	—	—	—	40,239	—	40,239
Balance at December 31, 2019	42,991,016	$13	$336,362	$74,254	$(2,464)	$408,165
See accompanying notes to the consolidated financial statements.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

1.    Description of Company and Basis of Presentation

Description of Company

Foundation Building Materials, Inc. (the "Company") is a specialty building products distributor of wallboard, suspended ceiling systems, and metal framing throughout the United States and Canada. Based in Santa Ana, California, the Company employs more than 3,500 people and operates more than 175 branches across the United States and Canada.

Organization

The Company was formed on October 27, 2016 (inception). The initial stockholder of the Company was LSF9 Cypress Parent 2 LLC ("Parent 2"), an affiliate of Lone Star Fund IX (U.S.) L.P., which we refer to in this Annual Report on Form 10-K together with certain of its affiliates and associates (excluding us and other companies it owns as a result of its investment activities), as Lone Star. At inception, Lone Star held all of the Company's authorized, issued and outstanding shares of common stock.

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

Initial Public Offering

Following the Reorganization, on February 15, 2017, the Company completed an initial public offering ("IPO") in which it issued 12,800,000 shares of common stock at a public offering price of $14.00 per share. The common stock began trading on the New York Stock Exchange ("NYSE") on February 10, 2017 under the ticker symbol "FBM." After underwriting discounts and commissions and estimated expenses, the net proceeds to the Company from the IPO were approximately $164.0 million. The Company used these net proceeds to repay $164.0 million of borrowings outstanding under the 2016 asset-based lending credit facility (the "2016 ABL Credit Facility"). The underwriters exercised their option to purchase an additional 1,920,000 shares of common stock from Parent 2 and those shares were purchased on February 24, 2017. The Company did not receive any proceeds from the sale of shares by Parent 2.

Secondary Public Offering

On September 24, 2019, Parent 2 sold 4,750,000 shares of the Company's common stock at a price of $17.00 per share. Parent 2 also granted the underwriters an option for a period of 30 days to purchase up to an additional 712,500 shares of the Company's common stock. On October 11, 2019, the underwriters exercised their option to purchase the additional 712,500 shares of the Company's common stock. As a result of the sale, the aggregate beneficial ownership of Lone Star decreased from 65.3% to 52.5% of our outstanding shares of common stock as of December 31, 2019, and the Company remains a “Controlled Company” under the corporate governance standards of the NYSE. The Company did not receive any proceeds from the sale of the common stock by Parent 2.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are primarily from customers in the construction industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. At December 31, 2019 and 2018, the Company had no significant concentrations of credit risk.

Accounts Receivable

The Company sells to customers using credit terms customary in the construction industry. Accounts receivable are recorded at invoiced amounts and generally do not bear interest. The allowance for doubtful accounts reflects the Company’s estimate of credit exposure, determined principally on the basis of its collection experience, aging of its accounts receivable and significant individual account credit risk.

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

Inventories

Inventories, consisting substantially of finished goods, are valued at the net realizable value. Cost is determined using the moving weighted average cost method. The Company routinely evaluates inventory for excess or obsolescence and considers factors such as historical usage rates and demand.

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

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment when events or circumstances indicate these assets may not be recoverable. Factors considered include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business and significant negative industry or economic trends. In performing the review for recoverability, future cash flows expected to result from the use of the asset and its eventual disposition are estimated. If the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded under the discounted cash flow method. As of December 31, 2019 and 2018, there were no impairments.

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

The following table summarizes the life of the intangible assets acquired:

Tradenames	1 to 5 years
Customer relationships	4 to 9 years
Other intangible assets	1 to 13 years

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The Company tests goodwill for impairment on an annual basis, as of October 1, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Goodwill and Other, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than a 50 percent chance) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; consistency of customer base; and other relevant entity-specific events. In the absence of sufficient qualitative factors, goodwill impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the reporting unit. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The Company determines the fair value of its reporting units using combinations of both the income and market valuation approaches.

The Company performed its goodwill impairment test as of October 1, 2019 and 2018. The fair value of its reporting unit substantially exceeded its carrying value and as such, there was no impairment related to goodwill.

Derivatives and Hedge Accounting

The Company has entered into derivative instruments to manage its exposure to certain financial risks. Certain derivative instruments are designated for hedge accounting under ASC 815-20, Derivatives—Hedging. Instruments that meet hedge criteria are formally designated as hedges at the inception of the instrument. The Company measures hedge effectiveness on a quarterly basis. The Company’s derivative instruments include a net investment hedge and embedded derivatives.

The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For designated net investment hedges, the cash settlement is classified within the "Net cash used in investing activities" component of the accompanying consolidated statements of cash flows. For undesignated hedges, the cash settlement is primarily classified within the "Net cash provided by operating activities" component of the accompanying consolidated statements of cash flows. Cash flow settlements from derivatives for the years ended December 31, 2019 and 2018 were $3.3 million and $0 million, respectively.

The Company’s derivative assets and liabilities are measured at fair value. The fair value related to the cash flows occurring within one year is classified as current and the fair value related to the cash flows occurring beyond one year is classified as non-current in the accompanying consolidated balance sheets. For those instruments designated as hedges, the Company recognizes the changes in fair value in other comprehensive income.

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

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

The Company does not have any contract assets due to the election of the practical expedient in FASB ASC 340-40-25-4, which states an entity may recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.  In addition, the Company has elected the practical expedient as allowed by ASC 606-10-32-18, which states that an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers promised goods or services to a customer and when the customer pays for those goods or services will be one year or less.

Cost of Goods Sold

Cost of goods sold includes the cost of merchandise, inbound freight, inventory provisions, vendor discounts and vendor rebates.

Operating Expenses

Operating expenses include selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses include expenses related to the Company's selling efforts and include delivery and warehousing of the products, as well as employee compensation and benefits expenses for employees in the Company's branches and yard support center, other administrative expenses, such as legal, accounting, and information technology costs, and acquisition expenses which include legal, valuation, accounting and advisory costs. Shipping and handling costs for the years ended December 31, 2019 and 2018, were $280.1 million and $254.6 million, respectively.

Depreciation and amortization expenses include depreciation expense on the Company's property and equipment as well as amortization expense on the Company's finite-lived intangible assets. All depreciation and amortization is related to selling, general and administrative activities and is not included in inventory costs.

Advertising

Advertising related costs are expensed as incurred. Advertising expense was $2.7 million for each of the years ended December 31, 2019 and 2018.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes. Under ASC 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, the Company analyzes its filing positions, as well as all open tax years in relevant jurisdictions. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits. The Company had no material uncertain tax positions at December 31, 2019 and December 31, 2018.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The Company recognizes interest expense and penalties related to income tax matters as other expense, except for interest and penalties related to uncertain tax positions, which are recorded as income tax expense. The Company did not have any amounts accrued or expensed for interest and penalties with respect to uncertain tax positions for the years ended December 31, 2019 and 2018.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either "finance" or "operating," with such classification affecting the pattern of expense recognition in the income statement. This update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2019, and recognized (a) an operating lease liability of $118.3 million, which represented the present value of our remaining lease payments, and (b) a related right-of-use asset of $117.4 million. In addition, on January 1, 2019, the Company reclassified certain intangible assets related to real estate leases to right-of-use assets and reclassified its capital lease liability to a finance lease liability in accordance with the applicable transition guidance. The adoption of ASU No. 2016-02 did not have a material impact on the Company's statement of operations or cash flows. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815. This amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2019, and the adoption did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As a result of income tax effects of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), which reduced the corporate federal tax rate from 35.0% to 21.0%, the Company reclassified $0.2 million from accumulated other comprehensive loss to retained earnings related to its net investment hedge.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million and recorded a gain on the sale of $13.7 million, net of taxes. For the year ended December 31, 2019, the Company recorded a loss on the sale of discontinued operations of $1.6 million, net of taxes, related to customary purchase price adjustments.

For the year ended December 31, 2018, the Disposed Business met the criteria to be classified as held for sale and to be presented as discontinued operations. Accordingly, the Company reclassified the results of operations, financial position and cash flows of the Disposed Business to discontinued operations in its accompanying consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows for all periods presented.

The summarized financial information related to the Disposed Business that has been excluded from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2018, is as follows:

Year Ended December 31, 2018
Net sales	$269,751
Cost of goods sold	195,767
Gross profit	73,984
Operating expenses:
Selling, general and administrative expenses	55,383
Depreciation and amortization	4,759
Total operating expenses	60,142
Income from operations	13,842
Interest expense	(38)
Other expense, net	(6)
Income from discontinued operations before income taxes	13,798
Income tax expense	3,275
Net income from discontinued operations, net of tax	$10,523

The operating results reflected above do not fully represent the Disposed Business' historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposed Business.

4.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly the results of operations of the acquired entities are included in the Company’s consolidated financial statements from the acquisition dates. The purchase prices are allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of December 31, 2019 and December 31, 2018. The fair value of acquired intangible assets, primarily related to tradenames and customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

2019 Acquisitions

Associated Drywall Suppliers, Inc.

On December 30, 2019, the Company acquired the operations and substantially all of the assets of Associated Drywall Suppliers, Inc. (“Associated”). Associated was a distributor of wallboard, metal framing and suspended ceiling systems. Associated operated one branch in the Louisville, Kentucky market.

Joe's Wallboard Supply Co. of Colorado Springs, Inc.

On October 1, 2019, the Company acquired the operations and substantially all of the assets of Joe's Wallboard Supply Co. of Colorado Springs, Inc. (“Wallboard Supply”). Wallboard Supply was a distributor of wallboard and accessories, metal framing, insulation, tools and fasteners. Wallboard Supply operated one branch in Colorado Springs, Colorado.

The Supply Guy, Inc.

On October 1, 2019, the Company acquired the operations and substantially all of the assets of The Supply Guy, Inc. (“TSG”). TSG was a distributor of tools, fasteners, and other related products. TSG operated one branch in Lakewood, Washington.

Select Acoustic Supply Inc.

On May 1, 2019, the Company acquired all of the shares of Select Acoustic Supply Inc. ("Select"). Select was a distributor of wallboard, metal framing, insulation, basement blanket and spray foam. Select operated one branch in the Greater Toronto Area in Ontario, Canada.

Builders' Supplies Limited II

On February 1, 2019, the Company acquired certain assets of Builders' Supplies Limited II and all of the shares of 2168828 Alberta Inc. and 2168829 Alberta Inc. (collectively, "BSL"). BSL was a distributor of specialty building products including wallboard, suspended ceiling systems, metal framing and insulation in the commercial market. BSL operated three branches in the Greater Toronto Area in Ontario, Canada.

For the year ended December 31, 2019, the Company completed five acquisitions ("the 2019 acquisitions") for an aggregate purchase price of $33.8 million, net of cash acquired. The 2019 acquisitions contributed net sales of $25.3 million and income from operations of $1.7 million in the year ended December 31, 2019. The purchase price of the 2019 acquisitions ranged from $3.5 million to $11.3 million all of which were or are subject to normal working capital adjustments. The 2019 acquisitions are not considered material, individually or in aggregate. The following table summarizes, on an aggregate basis, the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the 2019 acquisitions summarized above (in thousands):

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, 2019
Assets acquired:
Cash	$89
Accounts receivable	7,690
Other receivables	2,165
Inventories	4,027
Prepaid and other current assets	26
Property and equipment	1,057
Goodwill	9,403
Intangible assets	16,635
Other assets	—
Total assets acquired	41,092
Liabilities assumed:
Accounts payable	(3,905)
Deferred tax liability	(1,541)
Accrued expenses and other current liabilities	(1,806)
Total liabilities assumed	(7,252)
Total net assets acquired	$33,840

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the 2019 acquisitions. Goodwill attributable to the acquisitions has been recorded as a non-current asset and is not amortized, but is subject to review at least on an annual basis for impairment. Goodwill recognized was primarily attributable to expected operating efficiencies and expansion opportunities in the businesses acquired. Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. The Associated, Wallboard Supply, and TSG acquisitions were treated as asset purchases, and the Select acquisition was treated as a stock purchase for tax purposes. The BSL acquisition was a hybrid transaction with both an asset and a stock purchase. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of these acquisitions will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the 2019 acquisitions is not presented as the 2019 acquisitions are not considered material to the Company's consolidated financial statements.

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

Ciesco, Inc. and Commercial Specialty Supply LLC

On August 1, 2018, the Company acquired the operations and substantially all of the assets of Ciesco, Inc. and Commercial Specialty Supply LLC (collectively, "Ciesco"). Ciesco was a distributor of wallboard, metal framing, suspended ceiling systems, insulation and complementary products and operated six branches in Pennsylvania and Virginia.

ArmCom Distributing Company

On February 1, 2018, the Company acquired the operations and substantially all of the assets of ArmCom Distributing Company ("ArmCom"), a division of St. Paul Linoleum and Carpet Company. ArmCom was a distributor of suspended ceiling systems and operated five branches in Minnesota, North Dakota, South Dakota and Nebraska.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

RM Supply

On February 1, 2018, the Company acquired all of the stock of RM Supply, Inc. and certain assets of JMB Transportation, L.L.C. (collectively, “RM Supply”). RM Supply was a distributor of wallboard, metal framing, insulation, and wallboard accessories. RM Supply operated two branches in Missouri.

For the year ended December 31, 2018, the Company completed four acquisitions ("the 2018 acquisitions") for an aggregate purchase price of $94.1 million. The 2018 acquisitions contributed net sales of $62.9 million and income from operations of $2.6 million in the year ended December 31, 2018. The purchase price of the 2018 acquisitions ranged from $6.2 million to $49.3 million, some of which were subject to normal working capital adjustments. The 2018 acquisitions are not considered material, individually or in aggregate. The following table summarizes, on an aggregate basis, the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date for the 2018 acquisitions summarized above (in thousands):

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

5.    Goodwill and Intangible Assets

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(13,563)	$2,417	$15,980	$(10,423)	$5,557
Customer relationships	267,781	(156,337)	111,444	250,498	(112,757)	137,741
Other intangible assets	—	—	—	3,489	(911)	2,578
	$283,761	$(169,900)	$113,861	$269,967	$(124,091)	$145,876

The weighted average amortization period of these intangible assets in the aggregate is 3.9 years. Total amortization expense of intangible assets above was $46.7 million and $44.0 million for the years ended December 31, 2019 and 2018, respectively.
Future amortization for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,
2020	$46,528
2021	28,886
2022	13,623
2023	7,271
2024	6,534
Thereafter	11,019
$113,861

Changes in goodwill between December 31, 2018 and December 31, 2019 consisted of the following (in thousands):

Carrying Value
Balance at December 31, 2018	$484,941
Goodwill acquired	9,403
Purchase price allocation adjustments from prior periods	2
Impact of foreign currency exchange rates	1,378
Balance at December 31, 2019	$495,724

Changes to initial purchase price allocations related to acquisitions may arise from changes in estimates from conditions that existed at the applicable acquisition date and as a result of net working capital adjustments. The Company performed its goodwill impairment test as of October 1, 2019, and the fair value substantially exceeded the carrying value, as such, there was no impairment related to goodwill.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

6.    Income Taxes

The components of income (loss) before income taxes for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
United States	$53,966	$(47,873)
Foreign	989	5,826
Income (loss) before taxes	$54,955	$(42,047)

The following table shows the expense (benefit) for income taxes (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Current:
Federal	$9,389	$(374)
State	2,252	494
Foreign	2,511	1,787
	14,152	1,907

Deferred:
Federal	449	(5,189)
State	75	(2,328)
Foreign	(1,549)	(18)
	(1,025)	(7,535)
Income tax expense (benefit)	$13,127	$(5,628)

The differences between income taxes expected at the U.S. federal statutory rate of 21.0% and the reported income tax expense (benefit) are summarized as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Tax computed at federal statutory rate	$11,542	$(8,830)
State income tax, net of federal benefit	2,851	(451)
Permanent items	576	510
Transaction costs	78	21
Global intangible low taxed income	348	538
Foreign derived intangible income	(490)	—
Foreign rate differential	56	350
Gain on tax receivable agreement	(51)	(250)
Rate change	70	47
Valuation allowance	(35)	(471)
Other	(1,818)	2,908
Income tax expense (benefit)	$13,127	$(5,628)

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows significant components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Right-of-use lease liabilities	$32,840	$—
Definite-lived intangible assets	9,670	851
Inventories and related reserves	4,445	3,891
Interest expense carryforward	3,577	6,315
Capital lease obligation	—	2,354
Unrealized derivative loss	1,972	—
Accrued compensation	278	259
Allowance for doubtful accounts	940	935
Net operating loss carryforwards	1,108	1,579
Other, net	1,972	920
Total deferred tax assets	56,802	17,104

Deferred tax liabilities:
Right-of-use assets	(32,250)	—
Indefinite-lived intangible assets	(22,311)	(15,900)
Property, plant and equipment	(20,854)	(21,490)
Total deferred tax liabilities	(75,415)	(37,390)

Valuation allowance	(359)	(392)
Total deferred tax liabilities, net	$(18,972)	$(20,678)

As of December 31, 2019, the Company had state income tax net operating loss carryforwards of $18.8 million. These carryforwards will expire on various dates in the next 20 years as follows (in thousands):

December 31, 2019
2021-2026	$2,664
2027-2032	6,577
2033-2038	9,593
$18,834

Based on the positive and negative evidence reviewed, the Company believes that it is more likely than not that the benefit from certain state net operating loss ("NOL") carryforwards related to single filing states of a liquidated subsidiary will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.4 million on the deferred tax assets related to these state NOL carryforwards. If or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2019, will be accounted for as a reduction of income tax expense.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company had no material uncertain tax positions for which it recognized a benefit for the years ended December 31, 2019 and 2018.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2019 and 2018. The Company does not anticipate a significant change in its unrecognized tax benefits over the next 12 months.

The Tax Act subjects United States stockholders to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB staff Q&A, Topic 740 No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

The Company considers the earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company's specific plans for reinvestment of those subsidiary earnings. As required by the Tax Act, the Company had recorded a tax liability related to the U.S. federal income taxes on approximately $12.1 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. However, the Company has not recorded a deferred tax liability for state and foreign withholding taxes associated with the repatriation of those foreign earnings.  If the Company decides to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States.

We are subject to taxation in the United States and Canada. The tax years 2016 and thereafter remain open to examination for the Company and predecessor entities by the United States federal and Canadian tax authorities. With few exceptions, predecessor entities are also subject to examination for the 2015 taxable year by United States state and local tax authorities.

7.    Property and Equipment

Property and equipment as of December 31, 2019 and December 31, 2018, consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Vehicles and equipment	$142,009	$137,033
Buildings and leasehold improvements	29,634	28,067
Machinery and equipment	30,759	26,163
Software and computers	26,472	24,068
Land	7,530	8,133
Assets to be placed into service	1,951	2,419
Furniture and fixtures	2,374	1,750
Right-of-use assets - finance leases	9,203	—
	249,932	227,633
Less: accumulated depreciation	(99,744)	(75,992)
	$150,188	$151,641

Depreciation expense for property and equipment was $33.7 million and $33.4 million for the years ended December 31, 2019 and 2018, respectively.

8.    Long-Term Debt

Notes payable consisted of the following at December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
2018 Term Loan Facility	$445,500	$450,000
Unamortized deferred financing and issuance costs - term loan	(6,367)	(7,500)
2018 Revolving Credit Facility	89,000	146,000
Unamortized deferred financing costs - revolving credit facility	(3,677)	(4,673)
	$524,456	$583,827

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

2018 Term Loan Facility

On August 13, 2018, the Company entered into a credit agreement by and among Alpha, Holdco, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “2018 Term Loan Facility”). The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at the Company’s option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility will bear interest at Holdco’s option at either (a)  the London Interbank Offered Rate ("LIBOR") determined by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00) or (b) a base rate determined by reference to the highest of (i) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (ii) the federal funds effective rate plus 0.50% and (iii) one-month LIBOR plus 1.0%, plus an applicable margin of 2.25% (or 2.00% if the first lien net leverage ratio is no greater than 4.00 to 1.00). The Company is required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the initial term loans made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the initial term loans (as defined in the 2018 Term Loan Facility).

Obligations under the 2018 Term Loan Facility are secured by a first priority lien on all Term Priority Collateral (as defined in the 2018 Term Loan Facility) and a second priority lien on all ABL Priority Collateral (as defined in the 2018 Term Loan Facility).

The 2018 Term Loan Facility contains a number of covenants that, subject to certain exceptions, restrict Alpha’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends on its equity securities or redeem, repurchase or retire its equity securities or other indebtedness, make investments, loans and acquisitions, create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries, engage in transactions with its affiliates, sell assets, including equity securities of its subsidiaries, alter the business it conducts, consolidate or merge and incur liens.

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

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

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s Pro Forma Adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended December 31, 2019 as though they had been consummated on the first day of the first quarter for the four quarters ended December 31, 2019. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of December 31, 2019, the Company had $89.0 million of outstanding borrowings and $286.0 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility for the year ended December 31, 2019 was 3.8%.

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

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

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

Upon redemption of the Notes, the Company expensed $57.8 million of deferred financing costs, original issuance discounts and prepayment premiums, which are included in the statements of operations in loss on extinguishment of debt.
Debt Issuance Costs

Unamortized deferred financing and issuance costs as of December 31, 2019 were $10.0 million, of which $6.4 million were included in long-term portion of term loan, net in the accompanying consolidated balance sheet and $3.6 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying consolidated balance sheet. Unamortized debt issuance costs as of December 31, 2018 were $12.2 million, of which $7.5 million was included in long-term portion of term loan, net in the accompanying consolidated balance sheet and $4.7 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying consolidated balance sheets.

As of December 31, 2019, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

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

Interest Rate Swap

On January 31, 2019, the Company executed two interest rate swaps for a total notional amount of $310.0 million to fix the LIBOR portion of its interest rate on its variable rate debt at 2.52% through January 31, 2022.

There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of the interest rate swaps.

The interest rate swaps are measured at fair value within the accompanying consolidated balance sheets either as an asset or a liability. As of December 31, 2019, the fair value of the interest rate swaps was $6.2 million and was recorded in non-current other liabilities. The Company did not have any interest rate swaps as of December 31, 2018.

For the year ended December 31, 2019, the Company recorded losses of $4.6 million, net of taxes of $1.7 million recorded in comprehensive income (loss). For the year ended December 31, 2018, the Company did not have interest rate swaps outstanding.

Net Investment Hedge

On May 15, 2019, the Company terminated its foreign currency exchange rate contracts with total notional amounts of approximately $88.0 million. The Company recognized a gain of $2.5 million, net of taxes of $0.8 million, upon termination of the contracts, which was recorded in comprehensive income (loss). On May 15, 2019, the Company entered into new foreign currency exchange rate contracts with total notional amounts of $81.3 million. As of December 31, 2019, the amount of notional foreign currency exchange rate contracts outstanding was approximately $81.3 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The net investment hedge is measured at fair value within the accompanying consolidated balance sheets either as an asset or a liability. As of December 31, 2019, the fair value of the derivative instrument was $1.4 million and was recorded in non-current liabilities. As of December 31, 2018, the fair value of the derivative instrument was $4.3 million and was recorded in other non-current assets.

For the year ended December 31, 2019, the Company recognized a loss of $1.7 million, net of tax of $0.6 million, related to the total change in fair value of the net investment hedge, which was recorded in comprehensive income (loss). For the year ended December 31, 2018, the Company recognized a gain of $4.4 million, net of taxes of $2.0 million, recorded in comprehensive income (loss) related to the effective portion of the net investment hedge.

On January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, and reclassified $0.2 million from retained earnings to other comprehensive income (loss) related to the cumulative ineffective portion of the net investment hedge.

10.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments. For the year ended December 31, 2019, $0.2 million was reclassified from retained earnings to other comprehensive loss as a result of the adoption of ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities related to the cumulative ineffective portion of the net investment hedge. For the year ended December 31, 2018, $0.2 million was reclassified to retained earnings as a result of income tax effects of the Tax Act, which reduced the corporate federal tax rate from 35.0% to 21.0%.

The components of accumulated other comprehensive income (loss) for the year ended December 31, 2019, were as follows (in thousands):

	Cumulative unrealized foreign currency translation (losses) and gains	Unrealized gain (loss) on derivative, net of tax	Total
Balance at December 31, 2018	$(3,085)	$2,904	$(181)
Other comprehensive income (loss)	3,933	(6,216)	(2,283)
Balance at December 31, 2019	$848	$(3,312)	$(2,464)

11.    Right-of-Use ("ROU") Assets and Lease Liabilities

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

Rent expense was $37.3 million and $33.4 million for the years ended December 31, 2019 and 2018, respectively.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Company's operating and finance leases by country as of December 31, 2019 (in thousands):

	December 31, 2019
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$114,202	$16,544	$130,746
Accumulated amortization	(21,337)	(3,406)	(24,743)
Real estate ROU assets, net	$92,865	$13,138	$106,003
Real estate lease liability	$92,319	$13,240	$105,559

Vehicle and equipment ROU assets, gross	$14,665	$2,751	$17,416
Accumulated amortization	(2,592)	(265)	(2,857)
Vehicle and equipment ROU assets, net	$12,073	$2,486	$14,559
Vehicle and equipment lease liability	$12,037	$2,472	$14,509

Total ROU assets, net	$104,938	$15,624	$120,562
Total operating lease liability	$104,356	$15,712	$120,068

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,341	$2,863	$9,204
Accumulated depreciation	(1,892)	(670)	(2,562)
Total vehicle and equipment ROU assets, net	$4,449	$2,193	$6,642
Total vehicle and equipment lease liability	$4,777	$2,607	$7,384

The components of lease cost for the year ended December 31, 2019, are as follows (in thousands):

	Year Ended December 31, 2019	Income Statement Classification
Operating leases:
Lease cost	$33,024	Selling, general and administrative expenses
Variable lease cost	4,243	Selling, general and administrative expenses
Operating lease cost	37,267
Finance leases:
Amortization of ROU assets	2,650	Depreciation and amortization
Interest on lease liabilities	445	Interest expense
Finance lease cost	3,095
Total lease cost	$40,362

Supplemental cash flow information for leases for the year ended December 31, 2019 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,940
Financing cash flows from finance leases	$2,674

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$203
Operating leases	$146,839

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The weighted average remaining lease term and weighted average discount rate for operating and finance leases as of December 31, 2019, are as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.32	3.26
Weighted average discount rate	4.4%	5.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2020	$32,257	$2,908	$35,165
2021	29,816	2,445	32,261
2022	24,429	1,496	25,925
2023	18,704	976	19,680
2024	11,882	95	11,977
2025 and thereafter	17,730	87	17,817
Total lease payments	134,818	8,007	142,825
Less amount representing interest	(14,750)	(623)	(15,373)
Total	$120,068	$7,384	$127,452

Current portion of lease liabilities	$27,689	$2,618	$30,307
Long-term portion of lease liabilities	$92,379	$4,766	$97,145

The Company's future minimum operating lease commitments, as of December 31, 2018, under ASC Topic 840, the predecessor to Topic 842, were as follows:

Years Ending December 31,	Total
2019	$29,289
2020	26,202
2021	23,796
2022	18,120
2023	12,647
Thereafter	19,856
$129,910

12.    Stock-Based Compensation

The Company has a 2017 Stock Incentive Plan ("the 2017 SIP") that provides for granting of stock options, restricted stock units and other equity awards. The 2017 SIP authorizes 3,636,000 shares of common stock for issuance. The 2017 SIP is designed to motivate and retain individuals who are responsible for the attainment of the Company's primary long-term performance goals. Options and restricted stock units awarded under the 2017 SIP plan normally vest over four year service periods.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The Company utilizes the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options granted during the years ended December 31, 2019 and 2018. The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Due to the recent date of the IPO, the Company does not have sufficient history to estimate the expected volatility of its common stock price. Thus, expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. The Company estimates the expected term of all stock options based on the simplified method. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0.0% as the Company has not declared any common stock dividends to date and does not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the common stock at the date of grant. Forfeitures are recorded when incurred. The weighted average assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2019 and 2018, are set forth below:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected term (in years)	6.25	6.25
Expected volatility	42.2%	44.8%
Risk-free interest rate	2.5%	2.8%
Expected dividend	—	—
Weighted average fair value at grant date	$4.28	$7.30

During the years ended December 31, 2019 and 2018, the Company granted 723,951 and 340,558 stock options, respectively, to employees that vest based on service only. All of these awards vest over a four-year period. The Company did not issue any stock options prior to its IPO in February 2017.

Information related to the stock options granted during the years ended December 31, 2019 and 2018 is as follows:

	2017 Stock Incentive Plan
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2017	224,355	$14.01	$189
Options exercisable at December 31, 2017	—	$—
Options granted	340,558	15.39
Options exercised	(1,641)	11.27
Options canceled/forfeited	(29,689)	14.77
Outstanding at December 31, 2018	533,583	$14.86	$—
Options exercisable at December 31, 2018	53,497	$14.09
Options granted	723,951	9.55	—
Options exercised	(11,438)	14.08	63
Options canceled/forfeited	(14,871)	12.92	4
Outstanding at December 31, 2019	1,231,225	$11.76	$9,341
Vested and expected to vest at December 31, 2019	1,231,225	$11.76	$9,341
Options exercisable at December 31, 2019	170,139	$14.68	$795

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

A summary of the Company’s non‑vested stock options for the years ended December 31, 2019 and 2018 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
December 31, 2017	224,355	$7.02
Granted	340,558	7.30
Vested	(55,919)	7.02
Canceled/forfeited	(28,908)	7.20
December 31, 2018	480,086	$7.21
Granted	723,951	4.28
Vested	(131,696)	7.21
Canceled/forfeited	(11,255)	5.32
December 31, 2019	1,061,086	$5.23

During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense related to stock options of $1.6 million and $0.8 million, respectively.

As of December 31, 2019, there was approximately $4.1 million of total unrecognized compensation cost related to non‑vested stock options granted under the 2017 SIP. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

The following tabulation summarizes certain information about outstanding and exercisable stock options at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	December 31, 2019	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	December 31, 2019	Weighted Average Exercise Price
$9.00 - $12.99	713,922	9.1	$9.45	27	$11.27
$13.00 - $14.99	187,324	7.1	14.00	90,610	14.00
$15.00 - $18.99	329,979	8.2	15.50	79,502	15.45
	1,231,225	8.6	$11.76	170,139	$14.68

The following table summarizes all unvested restricted stock unit activity for the years ended December 31, 2019 and 2018:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2017	128,815	$14.18
Granted	286,808	15.16
Vested	(50,355)	14.55
Canceled/forfeited	(15,754)	14.82
Unvested balance at December 31, 2018	349,514	$14.90
Granted	517,611	9.65
Vested	(100,779)	15.06
Canceled/forfeited	(12,048)	12.52
Unvested balance at December 31, 2019	754,298	$11.31

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The intrinsic value of all outstanding restricted stock units at December 31, 2019 and December 31, 2018 was $14.7 million and $5.2 million, respectively.

During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense related to restricted stock units of $2.6 million and $1.5 million, respectively.

As of December 31, 2019, there was $6.2 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the amounts recognized in the consolidated financial statements for the year ended December 31, 2019 for total stock-based compensation expense (in thousands):

Year Ended December 31, 2019
Total stock-based compensation expense	$4,187
Income tax benefit recognized in earnings	(917)
Total stock-based compensation expense, net of tax	$3,270

13.    Long-Term Incentive Plan

Following the acquisition of the Company's business by Lone Star, Lone Star implemented the LSF9 Cypress Parent LLC ("Parent") Long-Term Incentive Plan (the "LTIP"). Under the LTIP, participants were granted pool units entitling them, subject to the terms of the LTIP, to a potential cash payout upon a monetization event. The LTIP was effective October 9, 2015. The LTIP was assigned from Parent to the Company in connection with the IPO.

The LTIP was established with the purpose of attracting certain key employees and other service providers of the Company and its subsidiaries and to provide motivation to put forth maximum efforts toward the continued growth, profitability and success of the Company by providing incentives.

The Board of the Company administers the LTIP and awards pool units. Pool units vest 10% each year for the first three years. Pool units, whether vested or unvested, that are outstanding on the 5th anniversary of the date the award was granted will be forfeited on that date or, upon the date the participant ceases employment. Pool units will remain outstanding for a period of six months from the date of such termination if the termination is without cause, a resignation for good reason, due to death or due to disability. Total pool units available for grant under the LTIP is 1,000,000. At December 31, 2019 and December 31, 2018, there were 860,000 and 867,000 pool units outstanding, respectively.

The Company maintains an incentive pool account and upon a monetization event and obtaining a cumulative internal rate of return of at least 15%, the Company will credit to the incentive pool account amounts as defined in the LTIP and determined by the cumulative internal rate of return achieved at the time of the monetization event. A monetization event, as defined by the LTIP, is one of the following transactions: (a) the Company is sold, transferred or otherwise disposed of to an unrelated third party for cash; (b) a firm commitment underwritten public offering of the equity interests of the Company; or (c) the payment by the Company of any cash distributions to investors. Following a monetization event, the value of any incentive amount to be paid to a participant will be determined by the percentage of a participant’s pool units awarded to the total pool units awarded under the LTIP times the amount in the incentive pool account. If the required cumulative internal rate of return has been reached, participants will be paid within 60 days following the monetization event.

As of December 31, 2019, there were monetization events including the secondary offering, as discussed in Note 1, Description of Company and Basis of Presentation and a tax receivable agreement ("TRA") payment, as discussed in Note 19, Tax Receivable Agreement. However, the cumulative internal rate of return of at least 15% was not reached; therefore, no amounts were accrued in the accompanying consolidated balance sheets and no expense has been recognized for the LTIP. On February 15, 2017, the Company completed the IPO; however, the IPO was not a monetization event and no payout was triggered under the LTIP.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

14.    Retirement Plan

The Company's subsidiaries have multiple retirement savings plans for all eligible full-time employees under Section 401(k) of the Internal Revenue Code. The plans allow participants to contribute a portion of their earnings to the plans. The plans allow the Company, at its discretion, to match a certain percentage of the employees’ contributions, limited to a certain percentage of eligible compensation. There were contributions to the plans of $5.4 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively.

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. As of December 31, 2019, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

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

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2019, is as follows (in thousands):

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liabilities (Note 9)	$—	$(7,649)	$—	$(7,649)

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis at December 31, 2018 is as follows (in thousands):

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

17.    Segments

Segment information is presented in accordance with ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographical areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.

Based on the provisions of ASC 280, the Company has defined its operating segments by considering management structure and product offerings. This evaluation resulted in one operating and reportable segment.

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

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The Company generates the majority of its revenue in the United States with the remainder being generated in Canada. For the year ended December 31, 2019, 90.2% and 9.8% of the Company's revenue was generated in the United States and Canada, respectively. For the year ended December 31, 2018, 89.1% and 10.9% of the Company's revenue was generated in the United States and Canada, respectively.

For the years ended December 31, 2019 and 2018, no customer comprised more than 10% of net sales.

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

The following table sets forth property, plant and equipment, goodwill and intangibles by geographical area (in thousands):

	December 31,
	2019	2018
Property, plant and equipment, net
United States	$135,907	$137,252
Canada	14,281	14,389
Total property, plant and equipment, net	$150,188	$151,641
Right-of-use assets, net
United States	$104,938	$—
Canada	15,624	—
Total right-of-use assets, net	$120,562	$—
Goodwill
United States	$463,208	$460,384
Canada	32,516	24,557
Total goodwill	$495,724	$484,941
Intangibles, net
United States	$102,563	$141,186
Canada	11,298	4,690
Total intangibles, net	$113,861	$145,876

The Company’s net sales by major product line are as follows (in thousands):

	Year Ended December 31,				Change
	2019		2018		$	%

Wallboard	$817,799	38.0%	$781,257	38.2%	$36,542	4.7%
Suspended ceiling systems	413,674	19.2%	379,809	18.6%	33,865	8.9%
Metal framing	392,630	18.2%	361,493	17.7%	31,137	8.6%
Complementary and other products	530,427	24.6%	521,753	25.5%	8,674	1.7%
Total net sales	$2,154,530	100.0%	$2,044,312	100.0%	$110,218	5.4%

18. Other Current Liabilities

The balance of other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued expenses	$5,652	$5,080
Accrued interest	74	1,315
Accrued other	12,831	13,584
Total other current liabilities	$18,557	$19,979

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

19. Tax Receivable Agreement

In connection with the IPO, the Company entered into a TRA with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances is deemed to realize) as a result of the utilization of the Company and the Company’s subsidiaries’ (a) depreciation and amortization deductions, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company has in its assets at the consummation of the IPO, (b) net operating losses, (c) tax credits and (d) certain other tax attributes. During 2017, the Company recorded a liability of $203.8 million, with a corresponding offset to additional paid-in capital for the TRA. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the consolidated statement of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the agreement is terminated early.

As of December 31, 2019 and December 31, 2018, the TRA liability balance was $117.4 million and $134.6 million, respectively. The first payment related to the TRA was made in January 2019 for $16.7 million and was reflected as a current liability as of December 31, 2018. The next TRA payment was made in January 2020 for $27.9 million and was reflected as a current liability as of December 31, 2019.

20. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period, divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Year Ended December 31,
	2019	2018
Weighted average shares used in basic computations	42,975,026	42,892,879
Dilutive effect of stock options and restricted stock units	332,502	22,149
Weighted average shares used in diluted computations	43,307,528	42,915,028

For the years ended December 31, 2019 and 2018, there were 532,096 and 68,820 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

21.    Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the four quarters in the years ended December 31, 2019 and 2018. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
Net sales	$514,872	$559,911	$564,906	$514,841
Gross profit	$152,960	$171,537	$171,795	$160,317
Income from continuing operations	$4,828	$14,721	$12,709	$9,570
Earnings from continuing operations per share - basic	$0.11	$0.34	$0.30	$0.22
Earnings from continuing operations per share - diluted	$0.11	$0.34	$0.30	$0.22

Foundation Building Materials, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Net sales(1)	$463,661	$522,219	$542,273	$516,159
Gross profit(1)	$134,437	$146,267	$154,037	$155,618
(Loss) income from continuing operations(1)	$(2,264)	$1,473	$(37,553)	$1,925
(Loss) earnings from continuing operations per share - basic (1)(2)	$(0.05)	$0.03	$(0.88)	$0.04
(Loss) earnings from continuing operations per share - diluted (1)(2)	$(0.05)	$0.03	$(0.88)	$0.04
(1) Excludes the mechanical insulation segment.
(2) Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share does not equal the total earnings per share computed for the year due to rounding.

22.    Subsequent Events

Acquisition of Certain Assets of Insulation Distributors, Inc.

On February 3, 2020, the Company acquired the operations and certain assets of Insulation Distributors, Inc. (“IDI”) with respect to IDI’s two specialty building products branches in Baltimore and Washington D.C.

Any adjustments to the purchase price allocation of this acquisition will be made as soon as practicable but no later than one year from the acquisition date.

Favorable Class Action Settlement

In February 2020, the Company received $8.6 million as part of a class action legal settlement.  The settlement will be recorded in the quarter ending March 31, 2020, and had no impact on the consolidated results of operations for the year ended December 31, 2019.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

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

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by Rule 13a-15(c) under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019 at the reasonable assurance level.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their audit report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Foundation Building Materials, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Foundation Building Materials, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

February 25, 2020

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 will be included in the Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2019, and is incorporated by reference herein.

Item 11.    Executive Compensation.

The information required by this Item 11 will be included in the Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2019, and is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2019, and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2019, and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of our year ended December 31, 2019, and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following are filed as part of this Annual Report:

1.Financial Statements

The following consolidated financial statements for Foundation Building Materials, Inc. are included in Item 8, Financial Statements and Supplementary Data.

•Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December
31, 2019 and 2018.
•Consolidated Balance Sheets as of December 31, 2019 and 2018.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019 and 2018.
•Notes to Consolidated Financial Statements.
•Quarterly Results of Operations.

2.     Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Form	File No.	Incorporated by Reference Exhibit	Filing Date	Filed Herewithin
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-215557	3.1	1/31/2017
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-215557	3.2	1/31/2017
4.1	Form of Registration Rights Agreement between Foundation Building Materials, Inc. and LSF9 Cypress Parent 2 LLC.	S-1	333-215557	4.1	1/31/2017
4.2	Description of Registrant's Capital Stock.					X
10.3	Form of Tax Receivable Agreement.	S-1	333-215557	10.3	1/13/2017
10.4	Form of Indemnification Agreement.	S-1	333-215557	10.4	1/31/2017
10.5#	Employment Agreement by and between Foundation Building Materials, LLC and Ruben Mendoza dated as of October 9, 2015.	S-1	333-215557	10.6	1/13/2017
10.6#	Employment Agreement by and between Foundation Building Materials, LLC and John Gorey dated as of October 9, 2015.	S-1	333-215557	10.7	1/13/2017
10.7#	Employment Agreement by and between Foundation Building Materials, LLC and Pete Welly dated as of October 9, 2015.	S-1	333-215557	10.8	1/13/2017
10.8#	Foundation Building Materials, Inc. 2017 Stock Incentive Plan.	S-8	333-216059	99.1	2/14/2017
10.9#	Form of Grant Notice for 2017 Stock Incentive Plan Nonqualified Stock Options Award.	S-1	333-215557	10.1	1/31/2017
10.10#	Form of Grant Notice for 2017 Stock Incentive Plan Incentive Stock Options Award.	S-1	333-215557	10.11	1/31/2017
10.11#	Form of Grant Notice for 2017 Stock Incentive Plan Restricted Stock Award.	S-1	333-215557	10.12	1/31/2017
10.12#	Form of Grant Notice for 2017 Stock Incentive Plan Restricted Stock Unit Award.	S-1	333-215557	10.13	1/31/2017
10.13#	Form of Grant Notice for 2017 Stock Incentive Plan Performance Restricted Stock Unit Award.	S-1	333-215557	10.14	1/31/2017
10.14#	LSF9 Cypress Parent, LLC Long Term Incentive Plan (with form of award agreement).	S-1	333-215557	10.15	1/13/2017
10.15#	First Amendment to LSF9 Cypress Parent, LLC Long Term Incentive Plan.	S-1	333-215557	10.16	1/13/2017

10.16#	Employment Agreement by and between Foundation Building Materials, LLC and Kirby Thompson dated as of October 9, 2015.	10-K	10.17	3/28/2017
10.17#	Employment Agreement by and between Foundation Building Materials, LLC and Jim Carpenter dated as of October 9, 2015.	10-K	10.18	3/28/2017
10.18#	Employment Agreement by and between Foundation Building Materials, LLC and Barbara Bitzer dated as of March 28, 2017.	8-K	99.1	3/30/2017
10.19#	Employment Agreement by and between Foundation Building Materials, LLC and Richard J. Tilley dated as of March 11, 2016.	10-Q	10.19	5/9/2018
10.20	ABL Credit Agreement dated as of August 13, 2018 among FBM Alpha LLC, as Holdings, Foundation Building Materials Holding Company LLC, as the Lead Borrower, the Additional U.S. Borrowers party thereto, the Canadian Borrowers party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, RBC Capital Markets, and Suntrust Robinson Humphrey, as Joint Lead Arrangers and Joint Bookrunners.	8-K	10.20	8/17/2018
10.21	Term Loan Credit Agreement dated as of August 13, 2018 among FBM Alpha LLC, as Holdings, Foundation Building Materials Holding Company LLC, as the Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent, and RBC Capital Markets, Goldman Sachs Bank USA, Suntrust Robinson Humphrey, Inc. and Stifel Syndicated Credit LLC, as Joint Lead Arrangers and Joint Bookrunners.	8-K	10.21	8/17/2018
10.22	ABL Intercreditor Agreement dated as of August 13, 2018, among Bank of America, N.A., as ABL Agent, Royal Bank of Canada, as First Lien Term Loan Agent, Foundation Building Materials Holding Company LLC, as Lead Borrower, FBM Alpha LLC, as Holdings, the Subsidiaries of Holdings from time to time party hereto and each other party from time to time party hereto.	8-K	10.22	8/17/2018
10.25#	Amendment dated August 5, 2019 to Employment Agreement by and between Foundation Building Materials, LLC and Barbara Bitzer.	10-Q	10.25	11/5/2019
10.26#	Amendment dated August 5, 2019 to Employment Agreement by and between Foundation Building Materials, LLC and Richard J. Tilley.	10-Q	10.26	11/5/2019
21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Deloitte & Touche LLP.	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Denotes management compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foundation Building Materials, Inc.

By: /s/ RICHARD TILLEY

Name: Richard Tilley
Title: Vice President, Secretary and General Counsel
Date: February 25, 2020

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

/s/ RUBEN MENDOZA _________________________________ Ruben Mendoza	President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2020

/s/ JOHN GOREY _________________________________ John Gorey	Chief Financial Officer (Principal Financial Officer)	February 25, 2020

/s/ BARBARA BITZER _________________________________ Barbara Bitzer	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2020

/s/ RAFAEL COLORADO _________________________________ Rafael Colorado	Director	February 25, 2020

/s/ MATTHEW ESPE _________________________________ Matthew Espe	Director	February 25, 2020

/s/ CHASE HAGIN _________________________________ Chase Hagin	Director	February 25, 2020

/s/ MAUREEN HARRELL _________________________________ Maureen Harrell	Director	February 25, 2020

/s/ FAREED KHAN _________________________________ Fareed Khan	Director	February 25, 2020

/s/ CHAD LEWIS _________________________________ Chad Lewis	Director	February 25, 2020

/s/ CHRIS MEYER _________________________________ Chris Meyer	Director	February 25, 2020

/s/ JAMES UNDERHILL _________________________________ James Underhill	Director	February 25, 2020