Form 10-Q
period 2020-03-31
Foundation Building Materials, Inc.
filed 2020-05-11
CIK 1688941

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38009

FOUNDATION BUILDING MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4259606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2520 Red Hill Avenue
Santa Ana	92705
California	(Zip Code)
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

 As of May 8, 2020, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 43,202,787.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements
FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$524,258	$514,872
Cost of goods sold	362,100	361,912
Gross profit	162,158	152,960
Operating expenses:
Selling, general and administrative expenses	123,097	117,230
Depreciation and amortization	19,219	20,342
Total operating expenses	142,316	137,572
Income from operations	19,842	15,388
Interest expense	(7,733)	(8,556)
Gain on legal settlement	8,556	—
Other (expense) income, net	(1,022)	41
Income before income taxes	19,643	6,873
Income tax expense	5,267	2,045
Income from continuing operations	14,376	4,828
Loss on sale of discontinued operations, net of tax	—	(1,346)
Net income	$14,376	$3,482

Earnings (loss) per share data:
Earnings from continuing operations per share - basic	$0.33	$0.11
Earnings from continuing operations per share - diluted	$0.33	$0.11

Loss from discontinued operations per share - basic	$—	$(0.03)
Loss from discontinued operations per share - diluted	$—	$(0.03)

Earnings per share - basic	$0.33	$0.08
Earnings per share - diluted	$0.33	$0.08

Weighted average shares outstanding:
Basic	43,045,692	42,932,024
Diluted	43,542,819	42,944,829

Comprehensive income:
Net income	$14,376	$3,482
Foreign currency translation adjustment	(7,043)	1,570
Unrealized loss on derivatives, net of taxes of $0.2 million and $1.3 million, respectively	(499)	(3,496)
Total other comprehensive loss	(7,542)	(1,926)
Total comprehensive income	$6,834	$1,556
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$141,235	$17,766
Accounts receivable—net of allowance for expected credit losses of $2,212 and $3,169, respectively	293,504	262,757
Other receivables	41,411	59,104
Inventories	173,284	178,624
Prepaid expenses and other current assets	7,446	7,965
Total current assets	656,880	526,216
Property and equipment, net	154,447	150,188
Right-of-use assets, net	121,700	120,562
Intangible assets, net	101,452	113,861
Goodwill	493,068	495,724
Other assets	9,470	5,206
Total assets	$1,537,017	$1,411,757
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$149,474	$145,226
Accrued payroll and employee benefits	23,871	31,410
Accrued taxes	9,612	8,780
Current portion of tax receivable agreement	8,537	27,850
Current portion of term loan	4,500	4,500
Current portion of lease liabilities	31,138	30,307
Other current liabilities	12,642	18,557
Total current liabilities	239,774	266,630
Asset-based revolving credit facility	235,000	89,000
Long-term portion of term loan, net	433,791	434,633
Tax receivable agreement	80,996	89,533
Deferred income taxes, net	21,759	18,972
Long-term portion of lease liabilities	96,831	97,145
Other liabilities	12,836	7,679
Total liabilities	1,120,987	1,003,592
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 43,201,056 and 42,991,016 shares issued, respectively	13	13
Additional paid-in capital	337,393	336,362
Retained earnings	88,630	74,254
Accumulated other comprehensive loss	(10,006)	(2,464)
Total stockholders' equity	416,030	408,165
Total liabilities and stockholders' equity	$1,537,017	$1,411,757

See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$14,376	$3,482
Add: loss on sale of discontinued operations	—	(1,346)
Net income from continuing operations	14,376	4,828
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation	7,249	8,846
Amortization of intangible assets	11,970	11,496
Amortization of debt issuance costs and debt discount	540	539
Inventory fair value purchase accounting adjustment	—	196
Provision for expected credit losses	652	636
Stock-based compensation	1,393	829
Loss on disposal of property and equipment	51	191
Right-of-use assets non-cash expense	7,489	6,743
Deferred income taxes	3,133	211
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,308)	(23,860)
Other receivables	16,875	16,851
Inventories	5,924	(2,917)
Prepaid expenses and other current assets	460	(2,206)
Other assets	(24)	(15)
Accounts payable	6,256	9,182
Accrued payroll and employee benefits	(7,349)	(7,601)
Accrued taxes	863	(831)
Operating lease liabilities	(7,335)	(6,618)
Other liabilities	(4,499)	1,209
Net cash provided by operating activities from continuing operations	27,716	17,709
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(11,442)	(5,242)
Payments of net working capital adjustments related to acquisitions	(34)	(13)
Proceeds from the disposal of fixed assets	474	238
Acquisitions, net of cash acquired	(8,638)	(10,757)
Net cash used in investing activities from continuing operations	(19,640)	(15,774)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	322,500	145,276
Repayments of asset-based revolving credit facility	(176,500)	(137,776)
Principal payments for term loan	(1,125)	(1,125)
Payment related to tax receivable agreement	(27,850)	(16,667)
Tax withholding payment related to net settlement of equity awards	(362)	(130)
Principal repayment of finance lease obligations	(678)	(654)
Net cash provided by (used in) financing activities from continuing operations	115,985	(11,076)

Net cash used in investing activities from discontinued operations	—	(1,346)
Net cash used in discontinued operations	—	(1,346)
Effect of exchange rate changes on cash	(592)	166
Net increase (decrease) in cash	123,469	(10,321)
Cash and cash equivalents at beginning of period	17,766	15,299
Cash and cash equivalents at end of period	$141,235	$4,978

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$103	$79
Cash paid for interest	$7,665	$8,613
Supplemental disclosures of non-cash investing and financing activities:
Change in fair value of derivatives, net of tax	$499	$3,496
Goodwill adjustment for purchase price allocation	$55	$187
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share data)

Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	42,991,016	$13	$336,362	$74,254	$(2,464)	$408,165
Stock-based compensation			1,393			1,393
Vesting of restricted stock units	237,988					—
Tax withholding payment related to net share settlement of equity awards	(27,948)		(362)			(362)
Other comprehensive loss					(7,542)	(7,542)
Net income				14,376		14,376
Balance at March 31, 2020	43,201,056	$13	$337,393	$88,630	$(10,006)	$416,030

Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
Adoption of derivative guidance	—	—	—	(172)	172	—
Stock-based compensation	—	—	829	—	—	829
Vesting of restricted stock units	93,014	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(13,657)	—	(130)	—	—	(130)
Other comprehensive loss	—	—	—	—	(2,098)	(2,098)
Net income	—	—	—	3,482		3,482
Balance at March 31, 2019	42,986,683	$13	$330,339	$37,497	$(2,107)	$368,432
See accompanying notes to the condensed consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

1.    Business and Basis of Presentation

Business

Foundation Building Materials, Inc. (the "Company") is a specialty building products distributor of wallboard, suspended ceiling systems, and metal framing throughout the U.S. and Canada. The Company is based in Santa Ana, California.

Organization

The Company was formed on October 27, 2016 (inception). The initial stockholder of the Company was LSF9 Cypress Parent 2 LLC ("Parent 2"), an affiliate of Lone Star Fund IX (U.S.) L.P., which we refer to with certain of its affiliates and associates (excluding us and other companies it owns as a result of its investment activities), as Lone Star. At the Company's inception, Lone Star held all of the Company's authorized, issued and outstanding shares of common stock.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated.

Reorganization

On February 8, 2017, FBM Alpha LLC (formerly known as LSF9 Cypress Parent, LLC) ("Alpha"), transferred its wholly owned direct subsidiary, Foundation Building Materials Holding Company LLC (formerly known as FBM Beta LLC and LSF9 Cypress Holdings, LLC) ("Holdco"), and indirectly held subsidiary FBM Finance, Inc., to the Company, thereby transferring the business to be indirectly held by the Company.

The Company holds no other operations, cash flows, material assets or liabilities other than the equity interests in Alpha.  Alpha holds no other operations, cash flows, material assets or liabilities other than the equity interests in Holdco. Holdco holds no other material assets or liabilities other than the equity interests in FBM Finance, Inc. and Foundation Building Materials, LLC.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2020 (the "2019 10-K").

Reclassification to the Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019, the Company reclassified the presentation of operating lease payments of $6.6 million, which were previously included in the change in other liabilities in the condensed consolidated statements of cash flows and are now being presented in a separate line item as a change in operating lease liabilities to conform to the current period presentation. There is no impact on the net cash provided by operating activities from continuing operations in the condensed consolidated statements of cash flows.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
2.    Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model that requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for expected credit losses rather than as a direct write-down to the security. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements and did not result in a cumulative-effect adjustment to beginning retained earnings.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04 — Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and provide optional expedients and exceptions to GAAP for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 — Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million, and recorded a gain on the sale of $13.7 million, net of taxes. For the three months ended March 31, 2019, the Company recorded a loss on sale of discontinued operations, net of tax of $1.3 million, related to customary purchase price adjustments.

4. Current Expected Credit Losses

The Company has identified accounts receivable and vendor rebates receivable as portfolio segments in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326).

Accounts Receivable

The allowance for expected credit losses reflects the Company's estimate of credit exposure. This estimate is based on an assessment of historical write-off experience, aging of receivables, significant individual account credit risk, current economic conditions, and the Company’s expectation of future economic conditions.

The Company’s accounts receivable are primarily from customers in the construction industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is generally not to require collateral. As of March 31, 2020, the Company had no significant concentrations of credit risk.

Vendor Rebates Receivable

The Company receives rebates from certain vendors based primarily on the volume of inventory purchases. Throughout the year, the amount of vendor rebates receivable for the periodic programs are recorded when the related inventory is received and in certain circumstances are estimated based upon the expected annual level of purchases. The Company continually revises these estimates to reflect actual rebates earned. Historically, actual vendor rebates have not been materially different from management’s original estimates and have been unrelated to the Company’s inability to collect payment from a vendor.

The change in the allowance for expected credit losses from December 31, 2019 to March 31, 2020, consists of the following (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2019	$(3,169)
Provision for expected credit losses	(652)
Write-offs	1,630
Recoveries	(21)
Balance at March 31, 2020	$(2,212)

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

5.    Right-of-Use ("ROU") Assets and Lease Liabilities

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

The following table summarizes the Company's operating and finance leases by country as of March 31, 2020 (in thousands):

	March 31, 2020
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$120,607	$15,576	$136,183
Accumulated amortization	(26,651)	(4,127)	(30,778)
Real estate ROU assets, net	$93,956	$11,449	$105,405
Real estate lease liabilities	$93,665	$11,562	$105,227

Vehicle and equipment ROU assets, gross	$17,481	$2,492	$19,973
Accumulated amortization	(3,346)	(332)	(3,678)
Vehicle and equipment ROU assets, net	$14,135	$2,160	$16,295
Vehicle and equipment lease liabilities	$14,080	$2,149	$16,229

Total operating ROU assets, net	$108,091	$13,609	$121,700
Total operating lease liabilities	$107,745	$13,711	$121,456

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,301	$2,640	$8,941
Accumulated depreciation	(2,299)	(760)	(3,059)
Total finance ROU assets, net	$4,002	$1,880	$5,882
Total finance lease liabilities	$4,252	$2,261	$6,513

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the Company's operating and finance leases by country as of December 31, 2019 (in thousands):

	December 31, 2019
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$114,202	$16,544	$130,746
Accumulated amortization	(21,337)	(3,406)	(24,743)
Real estate ROU assets, net	$92,865	$13,138	$106,003
Real estate lease liabilities	$92,319	$13,240	$105,559

Vehicle and equipment ROU assets, gross	$14,665	$2,751	$17,416
Accumulated amortization	(2,592)	(265)	(2,857)
Vehicle and equipment ROU assets, net	$12,073	$2,486	$14,559
Vehicle and equipment lease liabilities	$12,037	$2,472	$14,509

Total operating ROU assets, net	$104,938	$15,624	$120,562
Total operating lease liabilities	$104,356	$15,712	$120,068

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,341	$2,863	$9,204
Accumulated depreciation	(1,892)	(670)	(2,562)
Total finance ROU assets, net	$4,449	$2,193	$6,642
Total finance lease liabilities	$4,777	$2,607	$7,384

The components of lease cost are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Income Statement Classification
Operating leases:
Lease cost	$8,790	$8,052	Selling, general and administrative expenses
Variable lease cost	1,260	1,053	Selling, general and administrative expenses
Operating lease cost	10,050	9,105
Finance leases:
Amortization of ROU assets	601	668	Depreciation and amortization
Interest on lease liabilities	91	124	Interest expense
Finance lease cost	692	792
Total lease cost	$10,742	$9,897

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
Supplemental cash flow information for leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,335	$6,618
Financing cash flows from finance leases	$678	$654

Right-of-use-assets obtained in exchange for lease obligations:
Finance leases	$20	$185
Operating leases	$10,152	$120,555

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

	March 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.26	3.04	5.32	3.26
Weighted average discount rate	4.3%	5.2%	4.4%	5.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet as of March 31, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
2020 (excluding the three months ended March 31, 2020)	$25,028	$2,108	$27,136
2021	31,244	2,400	33,644
2022	25,817	1,456	27,273
2023	20,220	921	21,141
2024	13,437	88	13,525
2025 and thereafter	19,925	54	19,979
Total lease payments	135,671	7,027	142,698
Less: amount representing interest	(14,215)	(514)	(14,729)
Total	$121,456	$6,513	$127,969

Current portion of lease liabilities	$28,636	$2,502	$31,138
Long-term portion of lease liabilities	$92,820	$4,011	$96,831

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases	Total
2020	$32,257	$2,908	$35,165
2021	29,816	2,445	32,261
2022	24,429	1,496	25,925
2023	18,704	976	19,680
2024	11,882	95	11,977
2025 and thereafter	17,730	87	17,817
Total lease payments	134,818	8,007	142,825
Less: amount representing interest	(14,750)	(623)	(15,373)
Total	$120,068	$7,384	$127,452

Current portion of lease liabilities	$27,689	$2,618	$30,307
Long-term portion of lease liabilities	$92,379	$4,766	$97,145

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
6.    Derivatives and Hedging Activities

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

The interest rate swaps are measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability. As of March 31, 2020 and December 31, 2019, the fair value of the interest rate swaps was $12.9 million and $6.2 million, respectively, and was recorded in other non-current liabilities.

For the three months ended March 31, 2020, the Company recognized a loss of $4.9 million, net of taxes of $1.7 million, in comprehensive income. For the three months ended March 31, 2019, the Company recognized a loss of $2.2 million, net of taxes of $0.8 million, in comprehensive income.

Net Investment Hedge

On May 15, 2019, the Company terminated its foreign currency exchange rate contracts with total notional amounts of approximately $88.0 million. The Company recognized a gain of $2.5 million, net of taxes of $0.8 million, upon termination of the contracts, which was recorded in comprehensive income. On May 15, 2019, the Company entered into new foreign currency exchange rate contracts with total notional amounts of $81.3 million. As of March 31, 2020, the amount of notional foreign currency exchange rate contracts outstanding was approximately $81.3 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of the foreign currency exchange rate contracts.

The net investment hedge is measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability. As of March 31, 2020, the fair value of the derivative instrument was $4.5 million and was recorded in other non-current assets. As of December 31, 2019, the fair value of the net investment hedge was $1.4 million and was recorded in other non-current liabilities.

For the three months ended March 31, 2020, the Company recognized a gain of $4.4 million, net of taxes of $1.5 million, related to the change in fair value of the net investment hedge, which was recorded in comprehensive income. For the three months ended March 31, 2019, the Company recognized a loss of $1.4 million, net of taxes of $0.5 million, related to the change in fair value of the net investment hedge, which was recorded in comprehensive income.

On January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, and reclassified $0.2 million from retained earnings to other comprehensive income related to the cumulative ineffective portion of the net investment hedge.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
7.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of March 31, 2020. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocation for the acquisition set forth below is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date.

During the three months ended March 31, 2020, the Company completed the following acquisition:

Insulation Distributors, Inc.

On February 3, 2020, the Company acquired the operations and certain assets of Insulation Distributors, Inc. (“IDI”) with respect to IDI’s two specialty building products branches in Maryland, for a total purchase price of $8.6 million. This acquisition is not considered material.

The following table summarizes the estimated fair value of the assets acquired as of the acquisition date (in thousands):

Three Months Ended March 31, 2020
Assets acquired:
Accounts receivable	$4,210
Inventories	2,228
Property and equipment	1,810
Other assets	18
Intangible assets	372
Total assets acquired	$8,638

Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of this acquisition will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the acquisition was not presented as the acquisition was not considered material to the Company's consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
8.    Goodwill and Intangible Assets

The change in goodwill from December 31, 2019 to March 31, 2020, consists of the following (in thousands):

Carrying Value
Balance at December 31, 2019	$495,724
Goodwill acquired	—
Purchase price allocation adjustments from prior periods	89
Impact of foreign currency exchange rates	(2,745)
Balance at March 31, 2020	$493,068

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(14,348)	$1,632	$15,980	$(13,563)	$2,417
Customer relationships	266,577	(166,757)	99,820	267,781	(156,337)	111,444
	$282,557	$(181,105)	$101,452	$283,761	$(169,900)	$113,861

On January 1, 2019, the Company reclassified certain other intangible assets related to real estate leases to right-of-use assets in accordance with the applicable transition guidance in ASC 840, the predecessor to ASU No. 2016-02 — Leases (Topic 842).

The weighted average amortization period of these intangible assets in the aggregate is 3.8 years.

9.    Long-Term Debt

Debt consists of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
2018 Term Loan Facility	$444,375	$445,500
Unamortized deferred financing and issuance costs - term loan	(6,083)	(6,367)
2018 Revolving Credit Facility	235,000	89,000
Unamortized deferred financing costs - revolving credit facility	(3,420)	(3,677)
	$669,872	$524,456

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

2018 Term Loan Facility

On August 13, 2018, the Company entered into a credit agreement by and among Alpha, Holdco, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto (the “2018 Term Loan Facility”). The 2018 Term Loan Facility provides senior secured debt financing in an aggregate principal amount of $450.0 million and the right, at the Company’s option, to request additional tranches of term loans. Availability of such additional tranches of term loans will be subject to the absence of any default, and, among other things, the receipt of commitments by existing or additional financial institutions. Borrowings under the 2018 Term Loan Facility will bear interest at Holdco’s option at either (a) LIBOR determined rate by reference to the costs of funds for United States dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, which shall be no less than 0.00%, plus an applicable margin of 3.25% (or 3.00% if the first lien net leverage ratio (as defined in the 2018 Term Loan Facility) is no greater than 4.00 to 1.00), or (b) a base rate determined by reference to the highest of (i) the prime commercial lending rate published by Royal Bank of Canada as its “prime rate,” (ii) the federal funds effective rate plus 0.50% and (iii) one-month LIBOR plus 1.0%, plus an applicable margin of 2.25% (or 2.00% if the first lien net leverage ratio is no greater than 4.00 to 1.00). The Company is required to make scheduled quarterly payments in an aggregate annual amount equal to 0.25% of the aggregate principal amount of the initial term loans made on August 13, 2018, with the balance due on August 13, 2025, seven years after the closing date for the initial term loans (as defined in the 2018 Term Loan Facility).

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

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s Pro Forma Adjusted EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended March 31, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended March 31, 2020. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of March 31, 2020, the Company had $235.0 million of outstanding borrowings and $140.0 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility for the three months ended March 31, 2020 was 2.7%.

Deferred Financing and Debt Issuance Costs

Unamortized deferred financing and debt issuance costs as of March 31, 2020, were $9.5 million, of which $6.1 million was included in long-term portion of term loan, net, and $3.4 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing and debt issuance costs as of December 31, 2019 were $10.0 million, of which $6.4 million was included in long-term portion of term loan, net, and $3.6 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2020, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

10. Tax Receivable Agreement

In connection with the Company's initial public offering ("IPO"), the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances is deemed to realize) as a result of the utilization of the Company's and the Company’s subsidiaries’ (a) depreciation and amortization deductions, (b) net operating losses, (c) tax credits and (d) certain other tax attributes, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company had in its assets at the consummation of the IPO, At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the condensed consolidated statements of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the TRA is terminated early.

As of March 31, 2020 and December 31, 2019, the TRA liability balance was $89.5 million and $117.4 million, respectively. The first TRA payment was made in January 2019 for $16.7 million. The second TRA payment was made in January 2020 for $27.9 million and was reflected as a current liability as of December 31, 2019.

11.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments. For the year ended December 31, 2019, $0.2 million was reclassified from retained earnings to other comprehensive income as a result of the adoption of ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, related to the cumulative ineffective portion of the net investment hedge.

The components of accumulated other comprehensive loss for the three months ended March 31, 2020, are as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Unrealized Loss on Derivatives, Net of Taxes	Total
Balance at December 31, 2019	$848	$(3,312)	$(2,464)
Other comprehensive loss	(7,043)	(499)	(7,542)
Balance at March 31, 2020	$(6,195)	$(3,811)	$(10,006)

12.   Contingencies

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. In February 2020, the Company received a one-time class action legal settlement of $8.6 million. The Company does not expect to receive any further payments as a result of this settlement. As of March 31, 2020, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
13.   Fair Value Measurements

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

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2020, is as follows (in thousands):

	Fair Value Measurements as of March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets and liabilities
Derivative assets (Note 6)	$—	$4,508	$—	$4,508
Derivative liabilities (Note 6)	$—	$(12,851)	$—	$(12,851)

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2019, is as follows (in thousands):

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current liabilities
Derivative liabilities (Note 6)	$—	$(7,649)	$—	$(7,649)

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

14.    Income Taxes

Income tax expense for the three months ended March 31, 2020 and 2019, was $5.3 million and $2.0 million, respectively. For the three months ended March 31, 2020 and 2019, the Company's effective tax rates were 26.8% and 29.8%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended March 31, 2020, was primarily due to state taxes and non-deductible items, partially offset by a benefit recorded under the Foreign Derived Intangible Income provisions. The variance from the statutory federal tax rate of 21.0% for the three months ended March 31, 2019, was primarily due to state taxes, an unfavorable tax charge associated with stock-based compensation recorded as a discrete item, and foreign rate differential.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
15.    Segments

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

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The Company generates the majority of its revenue in the United States with the remainder being generated in Canada. For the three months ended March 31, 2020, 90.5% and 9.5% of the Company's revenue was generated in the United States and Canada, respectively. For the three months ended March 31, 2019, 90.6% and 9.4% of the Company's revenue was generated in the United States and Canada, respectively.

        The following table sets forth property, plant and equipment, right-of-use assets, goodwill and intangibles by geographic area (in thousands):

	March 31, 2020	December 31, 2019
Property, plant and equipment, net
United States	$141,045	$135,907
Canada	13,402	14,281
Total property, plant and equipment, net	$154,447	$150,188
Right-of-use assets, net
United States	$108,091	$104,938
Canada	13,609	15,624
Total right-of-use assets, net	$121,700	$120,562
Goodwill
United States	$463,298	$463,208
Canada	29,770	32,516
Total goodwill	$493,068	$495,724
Intangibles, net
United States	$91,802	$102,563
Canada	9,650	11,298
Total intangibles, net	$101,452	$113,861

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
The Company’s net sales by major product line are as follows (dollars in thousands):

	Three Months Ended March 31,				Change
	2020		2019		$	%

Wallboard	$202,268	38.6%	$202,914	39.4%	$(646)	(0.3)%
Suspended ceiling systems	98,506	18.8%	88,996	17.3%	9,510	10.7%
Metal framing	93,334	17.8%	99,251	19.3%	(5,917)	(6.0)%
Complementary and other products	130,150	24.8%	123,711	24.0%	6,439	5.2%
Total net sales	$524,258	100.0%	$514,872	100.0%	$9,386	1.8%

16. Other Current Liabilities

The balance in other current liabilities consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued expenses	$2,989	$5,652
Accrued interest	342	74
Accrued other	9,311	12,831
Total other current liabilities	$12,642	$18,557

17. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended March 31,
	2020	2019
Weighted average shares used in basic computations	43,045,692	42,932,024
Dilutive effect of stock options and restricted stock units	497,127	12,805
Weighted average shares used in diluted computations	43,542,819	42,944,829

For the three months ended March 31, 2020 and 2019, there were 960,191 and 628,220 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

18.    Subsequent Events

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020 (the “COVID-19 Pandemic”), has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 Pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s customers and vendors as a result of quarantines, branch closures, and travel and logistics restrictions. The extent to which the COVID-19 Pandemic impacts the Company’s business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 Pandemic, the effects of the COVID-19 Pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The Company continues to monitor and evaluate the impacts of the COVID-19 Pandemic with regards to its supply chain, operations, and customer demand. Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Condensed Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statement. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or the negative or similar expressions. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•the recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, or the COVID-19 Pandemic;
•the length and severity of the recent COVID-19 Pandemic and its impact on the global economy, our business, operations and financial results;
•the impact of cost-saving initiatives on our financial and liquidity position;
•federal, state and local government initiatives to mitigate the impact of the COVID-19 Pandemic, including additional restrictions on business activities, "shelter-in-place" orders and other restrictions;
•our ability to qualify as an essential business or service under state, county or local orders;
•the timing, amount and availability of economic stimulus or other initiatives by federal, state or provincial governments;
•our ability to effectively manage any downturns in the new commercial construction market, the commercial repair and remodel market and the new residential construction market;
•our ability to effectively manage any changes in economic, political and social conditions;
•fluctuating demand for the products and services we offer;
•our ability to effectively compete in a highly competitive industry;
•our ability to realize the anticipated financial and strategic goals of future acquisitions or investments, including the identification of acquisition targets and the integration and performance of acquired stores and businesses, including integration of financial systems;
•our ability to achieve the intended benefits of our recent acquisitions, including the realization of synergies;
•a diversion of management’s attention from ongoing business concerns to matters related to acquisitions we may make in the future or the integration of previous acquisitions;
•our ability to maintain our existing contractual and business relationships;
•the change in any exclusive rights or relationships we have with suppliers that provide us access to leading brands;
•a material disruption at our suppliers’ facilities due to weather, environmental incidents, transportation disruption, natural disasters or public health emergencies such as the COVID-19 Pandemic and other operational problems;
•the effects of any changes in environmental, health and safety laws and regulations on our operations and liquidity;
•our ability to attract and retain key management personnel and other talent required for our business;
•our exposure to legal claims and proceedings related to our business;
•our ability to manage the impact of debt and equity financing transactions;
•our ability to generate a sufficient amount of cash to service our indebtedness and fund our operations;
•our ability to operate our business under agreements governing our indebtedness containing financial covenants and other restrictions;
•the effects of and ability to continue incurring a substantial amount of indebtedness under our asset-based lending credit facility and our term loan facility;
•the volatility of the trading price of our common stock;
•our relationship, and actual and potential conflicts of interest, with our majority shareholder; and
•additional factors discussed under the sections entitled "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as in the other reports we file with the Securities and Exchange Commission, or SEC.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory, public health and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, or the 2019 10-K, as updated by our subsequent filings with the SEC. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. You should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. We qualify all of our forward-looking statements by these disclaimers.

Overview

We are one of the largest specialty building products distributors of wallboard and suspended ceiling systems in the United States and Canada. Since 2013, we have completed more than 35 acquisitions and have over 175 branches and 30,000 SKUs.

We have a national operating model supported by local market expertise and an entrepreneurial, customer-centric culture. Our strong national brand and acquisition expertise have established us as the distributor of choice for leading suppliers, and we have over 25,000 customers across construction-related end markets. We believe we are able to maintain our local market excellence due to our longstanding customer relationships, dependable service and market-specific product offerings that cater to local market trends and preferences.

Factors and Trends Affecting Our Business and Results of Operations

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2019 10-K for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions, new non-residential construction, new residential construction, non-residential repair and remodel construction, volume, costs and pricing programs.

The COVID-19 Pandemic's Impact on our Business

The uncertain macroeconomic environment created by the COVID-19 Pandemic has had and will continue to have a significant, adverse impact on our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the disruption, and we are unable to determine or predict the overall impact the COVID-19 Pandemic will have on our financial position, results of operations, or cash flows. The following events related to the COVID-19 Pandemic have resulted and will result in lost or delayed revenue to our company:

•limitations on the ability of manufacturers to produce the products we sell;
•limitations on the ability of our suppliers to meet delivery requirements and commitments;
•limitations on the ability of our employees to perform their work;
•limitations imposed by local, state or federal orders affecting our ability to operate;
•limitations on the ability of freight carriers to deliver our products to us and our customers;
•limitations on the ability of our customers to conduct their business and purchase our products and services;
•delays in starting construction jobs, temporary closure of jobsites or cancellation of jobs;
•disruptions to our customers’ supply chains or purchasing; and
•limitations on the ability of our customers to pay us on a timely basis.

We continue to operate the vast majority of our branches throughout the United States and Canada, taking safety precautions based on recommendations from federal, state and local authorities. We continue to operate as part of an “Essential Critical Infrastructure Sector” in many states. In a select number of states, including Washington, California, Michigan, New Jersey, and the Commonwealth of Pennsylvania, stronger restrictions are or have been in place, and the Company has experienced more significant year over year headwinds and has not seen the typical seasonal improvement.

We will continue to actively monitor the disruption caused by the COVID-19 Pandemic, and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. We furloughed approximately 450 employees in response to the COVID-19 Pandemic, but as of May 8, 2020, approximately 250 employees have returned to work. Other than the furloughs, we have not seen any material changes to our workforce due to the COVID-19 Pandemic. We may take further actions in the future as the situation develops.

We entered the COVID-19 Pandemic with a strong balance sheet and have taken steps to enhance our financial flexibility. In March 2020, in response to the COVID-19 Pandemic, we drew $120.0 million from our 2018 Revolving Credit Facility to provide financial flexibility and liquidity due to volatile financial market conditions. The additional steps we have taken to maintain cash flow include:

•delaying or reducing capital expenditures that are not anticipated to impact near-term business;
•deferring or limiting non-essential operating expenses;
•reduced salaries for exempt employees led by voluntary salary reductions by certain members of our senior management team, including a 50% salary reduction for our Chief Executive Officer;
•reduced independent board member compensation by 50%;
•optimizing all areas of working capital;
•restricted hiring, deferred wage increases and reduced other employer-related costs;
•furloughed team members associated with temporary branch closures; and
•temporarily suspended acquisition-related activity.

We do not anticipate any issues servicing our debt and do not expect to need additional borrowings in the second quarter of 2020. As of April 30, 2020, we have cash on hand of approximately $87 million and approximately $205 million of remaining borrowing capacity under our 2018 Revolving Credit Facility.

We estimate the negative impact of the COVID-19 Pandemic to our base business net sales for the three months ended March 31, 2020, was between $14.0 million and $18.0 million across all product lines. This historical estimate is a management estimate only based on the information available as of the date of this filing. We did not record any asset impairments, inventory charges or provision for expected credit losses related to the COVID-19 Pandemic during the first quarter of 2020, but future events may require such charges, which could have a material adverse effect on our financial condition, results of operations, cash flows or liquidity.

First Quarter Update

Financial Results

We reported net sales of $524.3 million for the three months ended March 31, 2020, an increase of $9.4 million, or 1.8%, compared to the three months ended March 31, 2019. Our gross margin for the three months ended March 31, 2020, was 30.9% compared to 29.7% for the three months ended March 31, 2019, due to improved profitability across our wallboard, metal framing, and complementary and other products lines driven by our ongoing pricing and purchasing initiatives.

2020 Acquisitions

We supplement our organic growth strategy with selective acquisitions. As noted above, we have temporarily suspended our acquisition activity in response to the COVID-19 Pandemic. Since January 2020 through the date of this filing, we have completed one acquisition, which resulted in the addition of two branches. See Note 7, Acquisitions, to the condensed consolidated financial statements. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through combined procurement and pricing programs and brand consolidation. The acquisition contributed $3.9 million to net sales for the three months ended March 31, 2020.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Insulation Distributors, Inc.	February 3, 2020	Maryland	2

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended March 31,
	2020		2019
(dollars in thousands)
Statements of operations data
Net sales	$524,258	100.0%	$514,872	100.0%
Cost of goods sold	362,100	69.1%	361,912	70.3%
Gross profit	162,158	30.9%	152,960	29.7%
Operating expenses:
Selling, general and administrative expenses	123,097	23.5%	117,230	22.8%
Depreciation and amortization	19,219	3.7%	20,342	4.0%
Total operating expenses	142,316	27.2%	137,572	26.8%
Income from operations	19,842	3.7%	15,388	2.9%
Interest expense	(7,733)	(1.5)%	(8,556)	(1.7)%
Gain on legal settlement	8,556	1.6%	—	—%
Other (expense) income, net	(1,022)	(0.2)%	41	—%
Income before income taxes	19,643	3.6%	6,873	1.2%
Income tax expense	5,267	1.0%	2,045	0.4%
Income from continuing operations	14,376	2.6%	4,828	0.8%
Loss on sale of discontinued operations, net of tax	—	—%	(1,346)	(0.3)%
Net income	$14,376	2.6%	$3,482	0.5%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Three Months Ended March 31,				Change
	2020		2019		$	%
(dollars in thousands)
Wallboard	$202,268	38.6%	$202,914	39.4%	$(646)	(0.3)%
Suspended ceiling systems	98,506	18.8%	88,996	17.3%	9,510	10.7%
Metal framing	93,334	17.8%	99,251	19.3%	(5,917)	(6.0)%
Complementary and other products	130,150	24.8%	123,711	24.0%	6,439	5.2%
Total net sales	$524,258	100.0%	$514,872	100.0%	$9,386	1.8%
Total gross profit	$162,158		$152,960		$9,198	6.0%
Total gross margin	30.9%		29.7%		1.2%

Net Sales

Net sales for the three months ended March 31, 2020, were $524.3 million compared to $514.9 million for the three months ended March 31, 2019, representing an increase of $9.4 million, or 1.8%. There was one more business day in the current period as compared to the prior period. Average daily net sales increased 0.2% over the prior period. Net sales from base business decreased $1.5 million compared to the prior period, and average daily base business net sales decreased by 1.9% over the prior period. Net sales from acquired branches and existing branches that were strategically combined contributed $10.9 million of the net sales increase. The decrease in our base business net sales was primarily driven by reduced business due to the COVID-19 Pandemic. The change in our base business net sales was also driven by the following factors:

•a decrease in wallboard net sales of $3.0 million, or 1.5%, due to a decrease in average selling price and product mix of 1.4%, and a decrease in wallboard unit volume of 0.1%. On an average daily net sales basis, wallboard decreased by 3.1%, driven by an average daily unit volume decrease of 1.6%;

•an increase in suspended ceiling systems net sales of $4.1 million, or 4.8%. On an average daily net sales basis, suspended ceiling systems increased by 3.1% despite the COVID-19 Pandemic due to an increase in average selling price and product mix;

•a decrease in metal framing net sales of $6.6 million, or 6.9%. On an average daily net sales basis, metal framing decreased by 8.4%. The decrease in metal framing net sales was primarily due to lower steel pricing related to the supply and demand pricing dynamics in the steel industry; and

•an increase in complementary and other products net sales of $3.9 million, or 3.3%. On an average daily net sales basis, complementary and other products increased by 1.7% despite the COVID-19 Pandemic.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended March 31,		Change
	2020	2019	$	%
(dollars in thousands)
Base business (1)	$493,377	$494,918	$(1,541)	(0.3)%
Acquired and combined (2)	30,881	19,954	10,927	54.8%
Net sales	$524,258	$514,872	$9,386	1.8%
(1) Represents net sales from branches that were owned by us since January 1, 2019, and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2019, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Three Months Ended March 31, 2019	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Three Months Ended March 31, 2020	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$202,914	$(2,974)	$2,328	$202,268	(0.3)%	(1.5)%	30.4%
Suspended ceiling systems	88,996	4,117	5,393	98,506	10.7%	4.8%	210.1%
Metal framing	99,251	(6,616)	699	93,334	(6.0)%	(6.9)%	18.0%
Complementary and other products	123,711	3,932	2,507	130,150	5.2%	3.3%	42.9%
Net sales	$514,872	$(1,541)	$10,927	$524,258	1.8%	(0.3)%	54.8%
Average daily net sales(3)	$8,173	$(147)	$166	$8,192	0.2%	(1.9)%	52.3%
(1) Represents base business net sales change as a percentage of base business net sales for the three months ended March 31, 2019.
(2) Represents acquired and combined as a percentage of acquired and combined net sales for the three months ended March 31, 2019.
(3) The number of business days for the three months ended March 31, 2020 and 2019, were 64 and 63, respectively.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2020, was $162.2 million compared to $153.0 million for the three months ended March 31, 2019, representing an increase of $9.2 million, or 6.0%. Gross profit increased due to an expansion of our gross margin and an increase in sales from acquisitions.

Gross margin for the three months ended March 31, 2020, was 30.9% compared to 29.7% for the three months ended March 31, 2019. The increase in gross margin was primarily due to improved profitability across our wallboard, metal framing, and complementary and other products lines driven by our ongoing pricing and purchasing initiatives.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the three months ended March 31, 2020, were $123.1 million compared to $117.2 million for the three months ended March 31, 2019, representing an increase of $5.9 million, or 5.0%. As a percentage of net sales, SG&A expenses were 23.5% for the three months ended March 31, 2020, compared to 22.8% for the three months ended March 31, 2019. The increase in SG&A expenses as a percentage of net sales was primarily due to loss of sales leverage resulting from the COVID-19 Pandemic, our continued investment in various company-wide initiatives and higher labor costs.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2020, was $19.2 million compared to $20.3 million for the three months ended March 31, 2019, representing a decrease of $1.1 million, or 5.5%.

Interest Expense

Interest expense for the three months ended March 31, 2020, was $7.7 million compared to $8.6 million for the three months ended March 31, 2019, representing a decrease of $0.8 million, or 9.6%. The decrease is primarily due to lower variable interest rates on outstanding debt.

Gain on Legal Settlement
In February 2020, the Company received a one-time class action legal settlement of $8.6 million. The Company does not expect to receive any further payments as a result of this settlement.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2020, was an expense of $1.0 million, compared to income of $0.0 million for the three months ended March 31, 2019. Other (expense) income, net consists primarily of foreign currency transaction gains and losses.

Income Taxes
Income tax expense for the three months ended March 31, 2020 and 2019, was $5.3 million and $2.0 million, respectively. For the three months ended March 31, 2020 and 2019, the Company's effective tax rates were 26.8% and 29.8%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended March 31, 2020, was primarily due to state taxes and non-deductible items, partially offset by a benefit recorded under the Foreign Derived Intangible Income provisions. The variance from the statutory federal tax rate of 21.0% for the three months ended March 31, 2019, was primarily due to state taxes, an unfavorable tax charge associated with stock-based compensation recorded as a discrete item, and foreign rate differential.

The difference in the effective tax rates between periods is due primarily to recording a benefit under the Foreign Derived Intangible Income provisions during the three months ended March 31, 2020, and an unfavorable tax charge associated with stock-based compensation recorded during the three months ended March 31, 2019.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and, in the future, we may depend on other debt financings permitted under the terms of the 2018 Term Loan Facility and the 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. We believe these sources of funds will be adequate to meet our debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. We believe our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of the COVID-19 Pandemic on our business operations for the foreseeable future, which will include reduced sales and net income levels for the Company. We are reducing spending more broadly across the Company, only proceeding with operating and capital spending that is critical. We have restricted hiring and reduced discretionary spending. The challenges posed by the COVID-19 Pandemic on our business are evolving rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 Pandemic.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, or sell our assets. Significant delays in our ability to finance acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot ensure that we will be able to refinance any of our indebtedness, including the 2018 Revolving Credit Facility and 2018 Term Loan Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, which are currently volatile, and our financial condition at such time. Our TRA requires that after Lone Star no longer controls us, any future senior debt document that refinances or replaces our existing indebtedness must permit our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such potential refinancing, it may not be possible to include this term in such senior debt documents, and, as a result, we may require Lone Star’s consent to complete such a refinancing. In addition, the 2018 Revolving Credit Facility and 2018 Term Loan Facility restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

In March 2020, in response to the COVID-19 Pandemic, we drew $120.0 million from our 2018 Revolving Credit Facility to provide financial flexibility and liquidity due to volatile financial market conditions. As of March 31, 2020, we had $235.0 million of outstanding borrowings and $140.0 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility.

See Note 9, Long-Term Debt, to the condensed consolidated financial statements for more information about the 2018 Revolving Credit Facility and 2018 Term Loan Facility.

As long as commitments are outstanding under the 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our Pro Forma Adjusted EBITDA to debt ratio, or the Total Net Leverage Ratio, exceeds a certain ratio. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, finance lease liabilities, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended March 31, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended March 31, 2020. The 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of March 31, 2020, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of March 31, 2020:

(dollars in thousands)	Four Quarters Ended March 31, 2020
Pro Forma Adjusted EBITDA (1)	$182,645
Consolidated Total Debt (2)	$685,888
Total Net Leverage Ratio	3.76x
Cash	141,235
Consolidated Total Debt (2) less Cash ("Net Debt")	$544,653
Net Debt Leverage Ratio	2.98x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under the 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended March 31, 2020:

Four Quarters Ended March 31, 2020
(in thousands)
Adjusted EBITDA (a)	$179,653
Pro forma adjustment (b)	2,992
Pro Forma Adjusted EBITDA	$182,645
(a) See the section titled "Non-GAAP Financial Information" for a reconciliation of net income from continuing operations to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the four quarters ended March 31, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended March 31, 2020. Other adjustments are also made to conform to the terms of the 2018 Revolving Credit Facility.
(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

As of March 31, 2020
(in thousands)
Total gross debt	$679,375
Finance lease liabilities	6,513
Consolidated Total Debt	$685,888

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table:

	Three Months Ended March 31,
	2020	2019
(in thousands)
Net cash provided by operating activities	$27,716	$17,709
Net cash used in investing activities	$(19,640)	$(15,774)
Net cash provided by (used in) financing activities	$115,985	$(11,076)

Operating Activities

Net cash provided by, or used in, operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, provision for expected credit losses, right-of-use assets, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $10.0 million to $27.7 million for the three months ended March 31, 2020, as compared to $17.7 million in the same period in 2019. The increase was primarily due to higher net income.

Investing Activities

Net cash provided by, or used in, investing activities consists primarily of acquisitions and capital expenditures, including purchases of land, buildings, leasehold improvements, fleet assets, information technology and other equipment. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. We are currently delaying or reducing capital expenditures that are not anticipated to impact near-term business in light of the COVID-19 Pandemic.

Net cash used in investing activities increased by $3.9 million to $19.6 million for the three months ended March 31, 2020, as compared to $15.8 million in the same period in 2019. The increase was primarily due to higher purchases of property and equipment of $6.2 million, partially offset by lower aggregate purchase price for acquisitions of $2.1 million.

Financing Activities

Net cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our financing agreements.

Net cash provided by financing activities increased by $127.1 million to $116.0 million in the three months ended March 31, 2020, as compared to net cash used in financing activities of $11.1 million in the same period in 2019. The increase was primarily due to higher borrowings of $138.5 million, which was driven by the March 2020 drawdown of $120.0 million from our 2018 Revolving Credit Facility in response to the COVID-19 Pandemic. This was partially offset by $11.2 million related to a higher TRA payment in January 2020 of $27.9 million compared to the January 2019 TRA payment of $16.7 million.

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

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, allowance for expected credit losses, inventories, taxes, and goodwill. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

There have been no material changes made to the critical accounting estimates during the periods presented in the condensed consolidated financial statements from those disclosed in the 2019 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income from continuing operations before interest expense, net, income tax expense, depreciation and amortization, stock-based compensation, and other non-recurring adjustments such as loss on the disposal of property and equipment, gain on legal settlement and transaction costs. We calculated Pro Forma Adjusted EBITDA and Net Debt Leverage Ratio as shown in the previous section entitled “Liquidity and Capital Resources,” which are also non-GAAP financial measures.

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

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income from continuing operations (unaudited):

	Three Months Ended March 31,
	2020	2019
(dollars in thousands)
Net income from continuing operations	$14,376	$4,828
Interest expense, net	7,691	8,585
Income tax expense	5,267	2,045
Depreciation and amortization	19,219	20,342
Stock-based compensation	1,393	829
Loss on disposal of property and equipment	51	191
Gain on legal settlement	(8,556)	—
Transaction costs(a)	839	645
Adjusted EBITDA	$40,280	$37,465
Adjusted EBITDA margin(b)	7.7%	7.3%

(a) Represents costs related to our transactions, including fees to financial advisors, accountants, attorneys, and other professionals, as well as certain internal corporate development costs. The costs also include non-cash purchase accounting effects to adjust for the effect of the purchase accounting step-up in the value of inventory to fair value recognized as a result of acquisitions.
(b) Adjusted EBITDA margin represents Adjusted EBITDA divided by net sales.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than as disclosed in Note 4, Current Expected Credit Losses, and Note 6, Derivatives and Hedging Activities, of the condensed consolidated financial statements, there have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our 2019 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have updated our existing risk factors to include information associated with the current events related to the novel coronavirus pandemic, or the COVID-19 Pandemic, that impacted global markets due to outbreaks occurring worldwide beginning in early calendar year 2020. Except for the updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors in our 2019 10-K.
Our results of operations have been and will in the future be adversely impacted by the COVID-19 Pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.
A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, such as the current COVID-19 Pandemic, could result in a widespread health crisis that could adversely affect the broader economies, financial and capital markets, commodity and energy prices, and overall demand environment for our products. A global health crisis could affect, and has affected, our workforce, customers and vendors, as well as economies and financial markets globally, potentially leading to an economic downturn, which could decrease spending, adversely affecting the demand for our products.
In response to the COVID-19 Pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, “shelter-in-place” orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders have resulted in, and will continue to result in, business closures, work stoppages, slowdowns and delays, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners. Such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.
We are considered as part of an "Essential Critical Infrastructure Sector," as defined by the United States Department of Homeland Security and are considered an essential business under many state and local governmental orders. Although we have continued to operate most of our branches to date consistent with federal guidelines and state and local orders, the extent to which the COVID-19 Pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including:
•the duration and scope of the pandemic and associated disruptions;
•a general slowdown in the construction industry;
•governmental, business and individuals’ actions taken in response to the pandemic;
•the effect on our customers and our customers’ demand for our products;
•the effect on our suppliers and disruptions to the global supply chain;
•our ability to sell and provide our products, including disruptions as a result of travel restrictions and people working from home;
•the ability of our customers to pay for our products;
•delays in starting construction jobs, temporary closure of jobsites or cancellation of jobs; and
•any closures of our and our suppliers’ and customers’ facilities and construction projects.

These effects of the COVID-19 Pandemic have resulted and will result in lost or delayed revenue to us, and we have experienced, and continue to experience, disruptions to our business as we implement safety protocols, modifications to travel and limitations on customers entering our branches. We are closely monitoring the impact of the COVID-19 Pandemic, continually assessing its potential effects on our business. We have taken actions to offset the impact of the COVID-19 Pandemic, including reducing salaries for all exempt employees, implementing furloughs, and restricting nonessential travel, but we cannot predict what future actions we may have to take in response to the COVID-19 Pandemic. The extent to which our results are affected by the COVID-19 Pandemic will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 Pandemic has had and will continue to have an adverse effect on our business, operations, financial condition, results of operations, and cash flows.
In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out from both the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to completely prevent the spread of the virus among our employees and may face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management's attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.
Even after the COVID-19 Pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic instability that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in Item 1A. Risk Factors in our 2019 10-K and could materially adversely affect our business, operations, financial condition, results of operations, cash flows or stock price.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, specifically “The COVID-19 Pandemic's Impact on our Business” and “Liquidity and Capital Resources” sections, for further discussion.

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
Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:
•actual or anticipated variations in our quarterly operating results;
•changes in market valuations of similar companies;
•changes in the markets in which we operate or speculation that changes may occur;
•additions or departures of key personnel;
•actions by our significant stockholders, including the sale by Lone Star of any of its shares of our common stock;
•speculation in the press or investment community about our business or industry;
•general market, economic and political conditions, including an economic slowdown;
•natural disasters or public health emergencies, such as the COVID-19 Pandemic;
•changes in interest rates or perceptions that changes could occur;
•our operating performance and the performance of other similar companies;
•our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts; and
•new legislation or other regulatory developments that adversely affect us, our markets or our industry.
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

FOUNDATION BUILDING MATERIALS, INC.

Date: May 11, 2020	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Barbara J. Bitzer
Barbara J. Bitzer
Chief Accounting Officer
(Principal Accounting Officer)