Form 10-Q
period 2020-06-30
Foundation Building Materials, Inc.
filed 2020-08-04
CIK 1688941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38009

FOUNDATION BUILDING MATERIALS, INC.
(Exact name of registrant as specified in its charter)

Delaware			81-4259606
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2520 Red Hill Avenue	Santa Ana,	California	92705
(Address of principal executive offices)			(Zip Code)
(714) 380-3127
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

 As of July 31, 2020, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 43,205,916.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements
FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$486,090	$559,911	$1,010,348	$1,074,783
Cost of goods sold	340,435	388,374	702,535	750,286
Gross profit	145,655	171,537	307,813	324,497
Operating expenses:
Selling, general and administrative expenses	106,257	122,735	229,354	239,965
Depreciation and amortization	19,288	20,351	38,507	40,693
Total operating expenses	125,545	143,086	267,861	280,658
Income from operations	20,110	28,451	39,952	43,839
Interest expense	(7,153)	(8,341)	(14,886)	(16,897)
Gain on legal settlement	—	—	8,556	—
Other income (expense), net	547	44	(475)	85
Income before income taxes	13,504	20,154	33,147	27,027
Income tax expense	3,647	5,433	8,914	7,478
Income from continuing operations	9,857	14,721	24,233	19,549
Loss on sale of discontinued operations, net of tax	—	(44)	—	(1,390)
Net income	$9,857	$14,677	$24,233	$18,159

Earnings per share data:
Earnings from continuing operations per share - basic	$0.23	$0.34	$0.56	$0.45
Earnings from continuing operations per share - diluted	$0.23	$0.34	$0.56	$0.45

Loss from discontinued operations per share - basic	$—	$—	$—	$(0.03)
Loss from discontinued operations per share - diluted	$—	$—	$—	$(0.03)

Earnings per share - basic	$0.23	$0.34	$0.56	$0.42
Earnings per share - diluted	$0.23	$0.34	$0.56	$0.42

Weighted average shares outstanding:
Basic	43,203,894	42,987,915	43,124,793	42,960,124
Diluted	43,332,225	43,245,353	43,440,723	43,064,496

Comprehensive income:
Net income	$9,857	$14,677	$24,233	$18,159
Foreign currency translation adjustment	3,134	1,731	(3,909)	3,301
Unrealized loss on derivatives, net of taxes of $0.4 million and $1.0 million, respectively and $0.5 million and $2.3 million, respectively	(1,026)	(3,284)	(1,525)	(6,780)
Total other comprehensive income (loss)	2,108	(1,553)	(5,434)	(3,479)
Total comprehensive income	$11,965	$13,124	$18,799	$14,680
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$31,122	$17,766
Accounts receivable—net of allowance for expected credit losses of $2,896 and $3,169, respectively	263,340	262,757
Other receivables	35,003	59,104
Inventories	159,615	178,624
Prepaid expenses and other current assets	9,386	7,965
Total current assets	498,466	526,216
Property and equipment, net	149,195	150,188
Right-of-use assets, net	126,290	120,562
Intangible assets, net	89,776	113,861
Goodwill	494,159	495,724
Other assets	6,607	5,206
Total assets	$1,364,493	$1,411,757
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$145,267	$145,226
Accrued payroll and employee benefits	25,458	31,410
Accrued taxes	9,594	8,780
Current portion of tax receivable agreement	8,537	27,850
Current portion of term loan	4,500	4,500
Current portion of lease liabilities	31,508	30,307
Other current liabilities	19,336	18,557
Total current liabilities	244,200	266,630
Asset-based revolving credit facility	40,000	89,000
Long-term portion of term loan, net	432,950	434,633
Tax receivable agreement	80,996	89,533
Deferred income taxes, net	21,670	18,972
Long-term portion of lease liabilities	100,867	97,145
Other liabilities	14,388	7,679
Total liabilities	935,071	1,003,592
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 43,205,678 and 42,991,016 shares issued, respectively	13	13
Additional paid-in capital	338,820	336,362
Retained earnings	98,487	74,254
Accumulated other comprehensive loss	(7,898)	(2,464)
Total stockholders' equity	429,422	408,165
Total liabilities and stockholders' equity	$1,364,493	$1,411,757

See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$24,233	$18,159
Less: loss on sale of discontinued operations	—	(1,390)
Net income from continuing operations	24,233	19,549
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation	14,598	17,558
Amortization of intangible assets	23,909	23,135
Amortization of debt issuance costs and debt discount	1,080	992
Inventory fair value purchase accounting adjustment	—	234
Provision for expected credit losses	1,366	1,525
Stock-based compensation	2,828	1,939
Loss (gain) on disposal or sale of assets	708	(67)
Right-of-use assets non-cash expense	15,057	13,601
Deferred income taxes	3,334	271
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	208	(43,441)
Other receivables	23,435	13,581
Inventories	20,053	(1,291)
Prepaid expenses and other current assets	(1,472)	(3,123)
Other assets	(6)	(121)
Accounts payable	1,333	23,429
Accrued payroll and employee benefits	(5,802)	(3,057)
Accrued taxes	827	(2,291)
Operating lease liabilities	(14,752)	(13,345)
Other liabilities	4,365	4,126
Net cash provided by operating activities from continuing operations	115,302	53,204
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(13,263)	(15,052)
Proceeds from termination of net investment hedge	—	3,313
Net (payments of) proceeds from net working capital adjustments related to acquisitions	(34)	470
Proceeds from disposal or sale of assets	980	2,376
Acquisitions, net of cash acquired	(8,638)	(21,923)
Net cash used in investing activities from continuing operations	(20,955)	(30,816)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	322,500	281,620
Repayments of asset-based revolving credit facility	(371,500)	(291,371)
Principal payments for term loan	(2,250)	(2,250)
Payment related to tax receivable agreement	(27,850)	(16,667)
Tax withholding payment related to net settlement of equity awards	(370)	(138)

Principal repayment of finance lease liabilities	(1,355)	(1,319)
Net cash used in financing activities from continuing operations	(80,825)	(30,125)
Net cash used in investing activities from discontinued operations	—	(1,390)
Net cash used in discontinued operations	—	(1,390)
Effect of exchange rate changes on cash	(166)	282
Net increase (decrease) in cash	13,356	(8,845)
Cash and cash equivalents at beginning of period	17,766	15,299
Cash and cash equivalents at end of period	$31,122	$6,454

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$190	$5,091
Cash paid for interest	$14,186	$16,477
Supplemental disclosures of non-cash investing and financing activities:
Decrease in fair value of derivatives, net of tax	$1,525	$6,012
Net goodwill increase for purchase price allocation	$47	$57
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share data)

Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2019	42,991,016	$13	$336,362	$74,254	$(2,464)	$408,165
Stock-based compensation	—	—	1,393	—	—	1,393
Vesting of restricted stock units	237,988	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(27,948)	—	(362)	—	—	(362)
Other comprehensive loss	—	—	—	—	(7,542)	(7,542)
Net income	—	—	—	14,376		14,376
Balance at March 31, 2020	43,201,056	$13	$337,393	$88,630	$(10,006)	$416,030
Stock-based compensation	—	$—	$1,435	$—	$—	$1,435
Vesting of restricted stock units and exercise of stock options	6,456	$—	$—	$—	$—	$—
Tax withholding payment related to net share settlement of equity awards	(1,834)	$—	$(8)	$—	$—	$(8)
Other comprehensive income	—	$—	$—		$2,108	$2,108
Net income	—	$—	$—	$9,857		$9,857
Balance at June 30, 2020	43,205,678	$13	$338,820	$98,487	$(7,898)	$429,422

Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
Adoption of derivative guidance	—	—	—	(172)	172	—
Stock-based compensation	—	—	829	—	—	829
Vesting of restricted stock units	93,014	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(13,657)	—	(130)	—	—	(130)
Other comprehensive loss	—	—	—	—	(2,098)	(2,098)
Net income	—	—	—	3,482		3,482
Balance at March 31, 2019	42,986,683	$13	$333,029	$37,497	$(2,107)	$368,432
Stock-based compensation	—	—	1,110	—	—	1,110
Vesting of restricted stock unit	2,149	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(722)	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	—	(1,553)	(1,553)
Net income	—	—	—	14,677	—	14,677
Balance at June 30, 2019	42,988,110	$13	$334,131	$52,174	$(3,660)	$382,658
See accompanying notes to the condensed consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

1.    Business and Basis of Presentation

Business

Foundation Building Materials, Inc. (the "Company") is a specialty building products distributor of wallboard, suspended ceiling systems, metal framing, and complementary and other products throughout the U.S. and Canada. The Company is based in Santa Ana, California.

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

Reclassification to the Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019, the Company reclassified the presentation of operating lease payments of $13.3 million which were previously included in the change in other liabilities in the condensed consolidated statements of cash flows and are now being presented in a separate line item as a change in operating lease liabilities to conform to the current period presentation. There is no impact on the net cash provided by operating activities from continuing operations in the condensed consolidated statements of cash flows.

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 — Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and provide optional expedients and exceptions to GAAP for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million, and recorded a gain on the sale of $13.7 million, net of taxes. For the three and six months ended June 30, 2019, the Company recorded a loss on sale of discontinued operations, net of tax of $0 and $1.4 million, respectively, related to customary purchase price adjustments.

4. Current Expected Credit Losses

The Company has identified accounts receivable and vendor rebates receivable as portfolio segments in accordance with Topic 326.

Accounts Receivable

The allowance for expected credit losses reflects the Company's estimate of credit exposure. This estimate is based on an assessment of historical write-off experience, aging of receivables, significant individual account credit risk, current economic conditions, and the Company’s expectation of future economic conditions.

The Company’s accounts receivable are primarily from customers in the construction industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is generally not to require collateral. As of June 30, 2020, the Company had no significant concentrations of credit risk.

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

The change in the allowance for expected credit losses from December 31, 2019 to June 30, 2020, consists of the following (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2019	$(3,169)
Provision for expected credit losses	(1,366)
Write-offs	1,731
Recoveries	(92)
Balance at June 30, 2020	$(2,896)

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

5.    Right-of-Use ("ROU") Assets and Lease Liabilities

The Company leases the majority of its branch locations and office space and also leases vehicles and equipment for use in its operations. At inception, the Company determines whether an agreement represents a lease and, at commencement, evaluates each lease agreement to determine whether the lease is an operating or a finance lease.

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

The following table summarizes the Company's operating and finance leases by country as of June 30, 2020 (in thousands):

	June 30, 2020
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$129,390	$17,373	$146,763
Accumulated amortization	(32,063)	(4,847)	(36,910)
Real estate ROU assets, net	$97,327	$12,526	$109,853
Real estate lease liabilities	$97,251	$12,683	$109,934

Vehicle and equipment ROU assets, gross	$18,561	$2,594	$21,155
Accumulated amortization	(4,254)	(464)	(4,718)
Vehicle and equipment ROU assets, net	$14,307	$2,130	$16,437
Vehicle and equipment lease liabilities	$14,235	$2,117	$16,352

Total operating ROU assets, net	$111,634	$14,656	$126,290
Total operating lease liabilities	$111,486	$14,800	$126,286

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,471	$2,748	$9,219
Accumulated depreciation	(2,951)	(939)	(3,890)
Total finance ROU assets, net	$3,520	$1,809	$5,329
Total finance lease liabilities	$3,882	$2,207	$6,089

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the Company's operating and finance leases by country as of December 31, 2019 (in thousands):

	December 31, 2019
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$114,202	$16,544	$130,746
Accumulated amortization	(21,337)	(3,406)	(24,743)
Real estate ROU assets, net	$92,865	$13,138	$106,003
Real estate lease liabilities	$92,319	$13,240	$105,559

Vehicle and equipment ROU assets, gross	$14,665	$2,751	$17,416
Accumulated amortization	(2,592)	(265)	(2,857)
Vehicle and equipment ROU assets, net	$12,073	$2,486	$14,559
Vehicle and equipment lease liabilities	$12,037	$2,472	$14,509

Total operating ROU assets, net	$104,938	$15,624	$120,562
Total operating lease liabilities	$104,356	$15,712	$120,068

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,341	$2,863	$9,204
Accumulated depreciation	(1,892)	(670)	(2,562)
Total finance ROU assets, net	$4,449	$2,193	$6,642
Total finance lease liabilities	$4,777	$2,607	$7,384

The components of lease cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Income Statement Classification
Operating leases:
Lease cost	$8,125	$8,082	$16,915	$16,134	Selling, general and administrative expenses
Variable lease cost	1,585	1,272	2,845	2,325	Selling, general and administrative expenses
Operating lease cost	9,710	9,354	19,760	18,459
Finance leases:
Amortization of ROU assets	801	761	1,402	1,429	Depreciation and amortization
Interest on lease liabilities	82	117	173	241	Interest expense
Finance lease cost	883	878	1,575	1,670
Total lease cost	$10,593	$10,232	$21,335	$20,129

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
Supplemental cash flow information for leases is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,752	$13,345
Financing cash flows from finance leases	$1,355	$1,319

Right-of-use-assets obtained in exchange for lease obligations:
Finance leases	$169	$203
Operating leases	$22,022	$126,565

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

	June 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.31	2.72	5.32	3.26
Weighted average discount rate	4.1%	5.2%	4.4%	5.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
2020 (excluding the six months ended June 30, 2020)	$17,084	$1,474	$18,558
2021	31,955	2,436	34,391
2022	28,145	1,527	29,672
2023	22,889	950	23,839
2024	16,118	92	16,210
2025 and thereafter	24,428	57	24,485
Total lease payments	140,619	6,536	147,155
Less: amount representing interest	(14,333)	(447)	(14,780)
Total	$126,286	$6,089	$132,375

Current portion of lease liabilities	$28,976	$2,532	$31,508
Long-term portion of lease liabilities	$97,310	$3,557	$100,867

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
6.    Derivatives and Hedging Activities

The Company uses derivatives to manage selected foreign currency exchange rate risk for its investments in foreign subsidiaries and interest rate risk related to its variable rate debt. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Our derivative instruments are measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability.

Interest Rate Swap

On January 31, 2019, the Company executed two interest rate swaps for a total notional amount of $310.0 million to fix the LIBOR portion of its interest rate on its variable rate debt at 2.52% through January 31, 2022. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of the interest rate swaps.

Net Investment Hedge

On May 15, 2019, the Company terminated its foreign currency exchange rate contracts with total notional amounts of approximately $88.0 million. The Company recognized a gain of $2.5 million, net of taxes of $0.8 million, upon termination of the contracts, which was recorded in comprehensive income. On May 15, 2019, the Company entered into new foreign currency exchange rate contracts with total notional amounts of $81.3 million. As of June 30, 2020, the amount of notional foreign currency exchange rate contracts outstanding was approximately $81.3 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of the foreign currency exchange rate contracts.

The tables below represent the fair value of our derivative instruments (in millions):

		June 30, 2020		December 31, 2019
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Interest Rate Swap	Other non-current liabilities	$—	$11.6	$—	$6.2
Net Investment Hedge	Other non-current assets/liabilities	$1.9	$—	$—	$1.4

		Three Months Ended June 30,				Six Months Ended June 30,
Derivative Type	Income Statement Location	2020		2019		2020		2019
Interest Rate Swap	Comprehensive income (loss)	$0.9	[1]	$(2.9)	[1]	$(4.0)	[1]	$(5.1)	[1]
Net Investment Hedge	Comprehensive (loss) income	$(1.9)	[2]	$(0.4)	[2]	$2.5	[2]	$(1.7)	[2]

(1) Amounts presented are net of taxes of $0.3 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively and $1.4 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.

(2) Amounts presented are net of taxes of $0.7 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively and $0.9 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

On January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU No. 2017-12"), and reclassified $0.2 million from retained earnings to other comprehensive income related to the cumulative ineffective portion of the net investment hedge. See Note 13, Fair Value Measurements, for additional information on our derivative asset and liabilities.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
7.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of June 30, 2020. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocation for the acquisition set forth below is preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition date.

During the six months ended June 30, 2020, the Company completed the following acquisition:

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

Six Months Ended June 30, 2020
Assets acquired:
Accounts receivable	$4,210
Inventories	2,228
Property and equipment	1,810
Other assets	18
Intangible assets	372
Total assets acquired	$8,638

Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of this acquisition will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the acquisition was not presented as the acquisition was not considered material in the accompanying consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
8.    Goodwill and Intangible Assets

The change in goodwill from December 31, 2019 to June 30, 2020, consists of the following (in thousands):

Carrying Value
Balance at December 31, 2019	$495,724
Goodwill acquired	—
Derecognition of Goodwill(1)	(121)
Purchase price allocation adjustments from prior periods	81
Impact of foreign currency exchange rates	(1,525)
Balance at June 30, 2020	$494,159
(1) Activity associated with the derecognition of goodwill from the sale and disposition of a non-core branch in Texas.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(15,133)	$847	$15,980	$(13,563)	$2,417
Customer relationships	266,805	(177,876)	88,929	267,781	(156,337)	111,444
	$282,785	$(193,009)	$89,776	$283,761	$(169,900)	$113,861

On January 1, 2019, the Company reclassified certain other intangible assets related to real estate leases to right-of-use assets in accordance with the applicable transition guidance in Accounting Standard Codification ("ASC") 840, Leases, the predecessor to ASU No. 2016-02 — Leases (Topic 842).

The weighted average amortization period of these intangible assets in the aggregate is 3.7 years.

9.    Long-Term Debt

Debt consists of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
2018 Term Loan Facility	$443,250	$445,500
Unamortized deferred financing and issuance costs - term loan	(5,800)	(6,367)
2018 Revolving Credit Facility	40,000	89,000
Unamortized deferred financing costs - revolving credit facility	(3,164)	(3,677)
	$474,286	$524,456

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

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s Consolidated EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended June 30, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended June 30, 2020. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of June 30, 2020, the Company had $40.0 million of outstanding borrowings and $325.6 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility for the three and six months ended June 30, 2020 was 2.1% and 2.4%, respectively.

Deferred Financing and Debt Issuance Costs

Unamortized deferred financing and debt issuance costs as of June 30, 2020, were $9.0 million, of which $5.8 million was included in long-term portion of term loan, net, and $3.2 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing and debt issuance costs as of December 31, 2019 were $10.0 million, of which $6.4 million was included in long-term portion of term loan, net, and $3.6 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2020, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

10. Tax Receivable Agreement

In connection with the Company's initial public offering ("IPO"), the Company entered into a tax receivable agreement ("TRA") with Parent 2 that provides for the payment by the Company to Parent 2 of 90% of the amount of cash savings, if any, in U.S. federal, state, local and non-U.S. income tax that the Company realizes (or in some circumstances is deemed to realize) as a result of the utilization of the Company's and the Company's subsidiaries' (a) depreciation and amortization deductions, (b) net operating losses, (c) tax credits and (d) certain other tax attributes, and any offset to taxable income and gain or increase to taxable loss, resulting from the tax basis the Company had in its assets at the consummation of the IPO. At the end of each reporting period, any changes in the Company's estimate of the liability will be recorded in the condensed consolidated statements of operations as a component of other income (expense). The timing and amount of future tax benefits associated with the TRA are subject to change, and future payments may be required which could be materially different from the current estimated liability. The TRA will remain in effect until all tax benefits have been used or expired, unless the TRA is terminated early.

As of June 30, 2020 and December 31, 2019, the TRA liability balance was $89.5 million and $117.4 million, respectively. The first TRA payment was made in January 2019 for $16.7 million. The second TRA payment was made in January 2020 for $27.9 million and was reflected as a current liability as of December 31, 2019.

11.   Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of cumulative unrealized foreign currency translation adjustments and unrealized changes in fair value on certain derivative instruments. For the year ended December 31, 2019, $0.2 million was reclassified from retained earnings to other comprehensive income as a result of the adoption of ASU No. 2017-12 related to the cumulative ineffective portion of the net investment hedge.

The components of accumulated other comprehensive loss for the six months ended June 30, 2020, are as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Unrealized Loss on Derivatives, Net of Taxes	Total
Balance at December 31, 2019	$848	$(3,312)	$(2,464)
Other comprehensive loss	(3,909)	(1,525)	(5,434)
Balance at June 30, 2020	$(3,061)	$(4,837)	$(7,898)

12.   Contingencies

The Company is involved in certain legal actions arising in the ordinary course of business, including contractual disputes, employment matters and product liability claims. The Company regularly assesses such matters to determine the degree of probability that the Company will incur a material loss as a result of such matters as well as the range of possible loss. An estimated loss contingency is accrued in the Company’s financial statements if it is probable the Company will incur a loss and the amount of the loss can be reasonably estimated. The Company reviews all claims, proceedings and investigations at least quarterly and establishes or adjusts any accruals for such matters to reflect the impact of negotiations, settlements, advice of legal counsel and other information and events pertaining to a particular matter. All legal costs associated with such matters are expensed as incurred. Because of uncertainties related to pending actions, the Company is currently unable to predict the ultimate outcome of such legal actions, and, with respect to any legal action where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an adverse outcome.

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. In February 2020, the Company received a one-time class action legal settlement of $8.6 million. The Company does not expect to receive any further payments as a result of this settlement. As of June 30, 2020, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

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

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2020, is as follows (in thousands):

	Fair Value Measurements as of June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets and liabilities
Derivative assets (Note 6)	$—	$1,909	$—	$1,909
Derivative liabilities (Note 6)	$—	$(11,634)	$—	$(11,634)

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

14.    Income Taxes

Income tax expense for the three and six months ended June 30, 2020, was $3.6 million and $8.9 million, respectively, compared to income tax expense of $5.4 million and $7.5 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, the Company's effective tax rates were 27.0% and 26.9%, respectively. The variance from the statutory federal tax rate of 21.0% for the three and six months ended June 30, 2020, was primarily due to state taxes and the impact of the Global Intangible Low Taxed Income provisions, partially offset by a benefit recorded under the Foreign Derived Intangible Income provisions.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2019, the company's effective tax rates were 27.0% and 27.7%, respectively. The variance from statutory federal tax rate of 21.0% for the three and six months ended June 30, 2019, was primarily due to state taxes, foreign rate differential and non-deductible items.

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

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The Company generates the majority of its revenue in the United States with the remainder being generated in Canada. For the three months ended June 30, 2020, 91.0% and 9.0% of the Company's revenue was generated in the United States and Canada, respectively. For the six months ended June 30, 2020, 90.7% and 9.3% of the Company's revenue was generated in the United States and Canada, respectively. For the three months ended June 30, 2019, 90.4% and 9.6% of the Company's revenue was generated in the United States and Canada, respectively. For the six months ended June 30, 2019, 90.5% and 9.5% of the Company's revenue was generated in the United States and Canada, respectively.

        The following table sets forth property, plant and equipment, ROU assets, goodwill and intangibles by geographic area (in thousands):

	June 30, 2020	December 31, 2019
Property, plant and equipment, net
United States	$135,895	$135,907
Canada	13,300	14,281
Total property, plant and equipment, net	$149,195	$150,188
ROU assets, net
United States	$111,634	$104,938
Canada	14,656	15,624
Total ROU assets, net	$126,290	$120,562
Goodwill
United States	$463,169	$463,208
Canada	30,990	32,516
Total goodwill	$494,159	$495,724
Intangibles, net
United States	$80,452	$102,563
Canada	9,324	11,298
Total intangibles, net	$89,776	$113,861

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
The Company’s net sales by major product line are as follows (dollars in thousands):

	Three Months Ended June 30,				Change
	2020		2019		$	%

Wallboard	$188,588	38.8%	$214,059	38.2%	$(25,471)	(11.9)%
Suspended ceiling systems	91,508	18.8%	106,176	19.0%	(14,668)	(13.8)%
Metal framing	82,188	16.9%	102,425	18.3%	(20,237)	(19.8)%
Complementary and other products	123,806	25.5%	137,251	24.5%	(13,445)	(9.8)%
Total net sales	$486,090	100.0%	$559,911	100.0%	$(73,821)	(13.2)%

	Six Months Ended June 30,				Change
	2020		2019		$	%

Wallboard	$390,856	38.7%	$416,973	38.8%	$(26,117)	(6.3)%
Suspended ceiling systems	190,014	18.8%	195,172	18.2%	(5,158)	(2.6)%
Metal framing	175,522	17.4%	201,676	18.8%	(26,154)	(13.0)%
Complementary and other products	253,956	25.1%	260,962	24.2%	(7,006)	(2.7)%
Total net sales	$1,010,348	100.0%	$1,074,783	100.0%	$(64,435)	(6.0)%

16. Other Current Liabilities

The balance in other current liabilities consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued expenses	$4,098	$5,652
Accrued interest	30	74
Accrued other	15,208	12,831
Total other current liabilities	$19,336	$18,557

17. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares used in basic computations	43,203,894	42,987,915	43,124,793	42,960,124
Dilutive effect of stock options and restricted stock units	128,331	257,438	315,930	104,372
Weighted average shares used in diluted computations	43,332,225	43,245,353	43,440,723	43,064,496

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2020, there were 1,251,140 and 1,134,917 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive. For the three and six months ended June 30, 2019, there were 38,806 and 85,918 shares, respectively, not include in the computation of diluted weighted average shares because their effect would have been antidilutive.

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
•federal, state and local government initiatives to mitigate the impact of the COVID-19 Pandemic, including additional restrictions on business activities, "shelter-in-place" orders, guidelines and other restrictions;
•our ability to qualify as an essential business or service under state, county or local orders and guidelines;
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
•the effect of any social unrest upon our branches or our customers' businesses;
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

Overview

We are one of the largest specialty building products distributors of wallboard and suspended ceiling systems in the United States and Canada. Since 2013, we have completed more than 35 acquisitions and have over 170 branches and 30,000 SKUs.

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
•limitations imposed by local, state or federal orders and guidelines affecting our ability to operate, including additional restrictions after the recent escalation in COVID-19 diagnoses;
•limitations on the ability of freight carriers to deliver our products to us and our customers;
•limitations on the ability of our customers to conduct their business and purchase our products and services;
•delays in starting construction jobs, temporary closure of job sites or cancellation of jobs;
•disruptions to our customers’ supply chains or purchasing; and
•limitations on the ability of our customers to pay us on a timely basis.

Although the effects of the COVID-19 Pandemic have impacted our financial position and results of operations as noted above, we have maintained our profitability, including gross margin and adjusted EBITDA margin, during the three months ended June 30, 2020. In addition, we continue to evaluate and pursue our strategic initiatives. We are resuming our focus on acquisitions during the second half of the year. We also expect to begin a pilot launch of our e-commerce platform during the third quarter of 2020, which we believe will allow us to enhance our existing sales channels, increase our product offerings and improve purchasing and logistics. In spite of the challenging market conditions resulting from the COVID-19 Pandemic, we continue to seek opportunities for organic growth and to enhance our financial flexibility. We have taken proactive measures to right-size our business, and we are positioned to withstand changes to market and economic environments.

Additionally, all of our branches are currently open for business throughout the United States and Canada. We have taken safety precautions based on recommendations from federal, state and local authorities as we continue to operate as part of an “Essential Critical Infrastructure Sector” in many states. In a select number of states where stronger restrictions are or have been in place, including Washington, California, Michigan, New Jersey, and the Commonwealth of Pennsylvania, we have experienced more significant year-over-year headwinds, and thus, have not seen the seasonal improvements in our financial results as we would typically expect. Certain states, such as California, have re-implemented restrictions and guidelines due to the recent escalation of local COVID-19 cases. While these restrictions do not currently affect our ability to operate, they could affect projects where we deliver our products. During the second quarter, our branches in several states, including in Minnesota and Illinois, have also been impacted by social unrest. While we continue to operate our branches, such social unrest may negatively impact our business in the future.
We continue to safeguard our employees and customers and will continue to actively monitor the disruption caused by the COVID-19 Pandemic. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. From March through June 2020, we furloughed approximately 450 employees in response to the COVID-19 Pandemic, but as of July 31, 2020, substantially all of our employees have returned to work. Other than these furloughs, there have not been any further material changes to our workforce due to the COVID-19 Pandemic. We may take further actions in the future as the situation develops. We restored temporary salary reductions for all employees and compensation for independent board members during the second quarter of 2020.

We entered the COVID-19 Pandemic with a strong balance sheet and have taken steps to enhance our financial flexibility. In March 2020, in response to the COVID-19 Pandemic, we drew $120.0 million from our 2018 Revolving Credit Facility to provide financial flexibility and liquidity to respond to volatile financial market conditions. We repaid the first quarter draw under our 2018 Revolving Credit Facility in June 2020 and decreased our net debt leverage ratio. See "—Liquidity and Capital Resources—Summary" for additional information. The additional steps we have taken to maintain cash flow include:

•delaying or reducing capital expenditures that are not anticipated to impact near-term business;
•deferring or limiting non-essential operating expenses;
•optimizing all areas of working capital; and
•restricted hiring, deferred wage increases and reduced other employer-related costs.

We do not anticipate any issues in servicing our debt and do not expect to need additional borrowings in the second half of 2020 other than for ordinary course operations.

The Company qualifies for and has deferred certain corporate income tax payments and employer payroll tax payments pursuant to certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We deferred United States corporate income tax payments which would otherwise have been paid during the three months ended March 31, 2020 to the three months ended September 30, 2020. We also deferred employer payroll taxes, of which 50% are required to be deposited by December 2021 and the remaining 50% by December 2022 under the CARES Act.

We did not record any asset impairments, inventory charges or provision for expected credit losses related to the COVID-19 Pandemic during the second quarter of 2020, but future events may require such charges, which could have a material adverse effect on our financial condition, results of operations, cash flows or liquidity.

Second Quarter Update

Financial Results

We reported net sales of $486.1 million for the three months ended June 30, 2020, a decrease of $73.8 million, or 13.2%, compared to the three months ended June 30, 2019. Our gross margin for the three months ended June 30, 2020, was 30.0% compared to 30.6% for the three months ended June 30, 2019. The decrease in net sales and gross margin was primarily due to COVID-19 Pandemic related market disruptions.

2020 Acquisitions

We supplement our organic growth strategy with selective acquisitions. We temporarily suspended our acquisition activity in response to the COVID-19 Pandemic but will resume focusing on acquisitions in the second half of 2020. In the first quarter, we completed one acquisition, which resulted in the addition of two branches. See Note 7, Acquisitions, to the condensed consolidated financial statements. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through combined procurement and pricing programs and brand consolidation. This acquisition contributed $5.0 million to net sales for the three months ended June 30, 2020 and $8.9 million for the six months ended June 30, 2020.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Insulation Distributors, Inc.	February 3, 2020	Maryland	2

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended June 30,
	2020		2019
(dollars in thousands)
Statements of operations data
Net sales	$486,090	100.0%	$559,911	100.0%
Cost of goods sold	340,435	70.0%	388,374	69.4%
Gross profit	145,655	30.0%	171,537	30.6%
Operating expenses:
Selling, general and administrative expenses	106,257	21.9%	122,735	21.9%
Depreciation and amortization	19,288	4.0%	20,351	3.6%
Total operating expenses	125,545	25.9%	143,086	25.5%
Income from operations	20,110	4.1%	28,451	5.1%
Interest expense	(7,153)	(1.4)%	(8,341)	(1.5)%
Other income, net	547	0.1%	44	—%
Income before income taxes	13,504	2.8%	20,154	3.6%
Income tax expense	3,647	0.8%	5,433	1.0%
Income from continuing operations	9,857	2.0%	14,721	2.6%
Loss on sale of discontinued operations, net of tax	—	—%	(44)	—%
Net income	$9,857	2.0%	$14,677	2.6%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Three Months Ended June 30,				Change
	2020		2019		$	%
(dollars in thousands)
Wallboard	$188,588	38.8%	$214,059	38.2%	$(25,471)	(11.9)%
Suspended ceiling systems	91,508	18.8%	106,176	19.0%	(14,668)	(13.8)%
Metal framing	82,188	16.9%	102,425	18.3%	(20,237)	(19.8)%
Complementary and other products	123,806	25.5%	137,251	24.5%	(13,445)	(9.8)%
Total net sales	$486,090	100.0%	$559,911	100.0%	$(73,821)	(13.2)%
Total gross profit	$145,655		$171,537		$(25,882)	(15.1)%
Total gross margin	30.0%		30.6%		(0.6)%

Net Sales

Net sales for the three months ended June 30, 2020, were $486.1 million compared to $559.9 million for the three months ended June 30, 2019, representing a decrease of $73.8 million, or 13.2%. Net sales from base business decreased $77.4 million compared to the prior period. There was the same number of business days in the current period as compared to the prior period. Net sales from acquired branches and existing branches that were strategically combined increased by $3.6 million. Our base business net sales across all of our major product lines decreased during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily as a result of reduced business activity due to the COVID-19 Pandemic. The decreases in our base business net sales across our product lines amounted to the following:

•wallboard net sales decreased $27.4 million, or 13.3%, comprised of decreases in average selling price and product mix of 3.3%, and wallboard unit volume of 10.0%;

•suspended ceiling systems net sales decreased $15.1 million, or 15.0%;

•metal framing net sales decreased $20.3 million, or 20.6% as a result of lower unit volume and lower selling prices; and

•complementary and other products net sales decreased $14.6 million, or 11.2%.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended June 30,		Change
	2020	2019	$	%
(dollars in thousands)
Base business (1)	$457,811	$535,185	$(77,374)	(14.5)%
Acquired and combined (2)	28,279	24,726	3,553	14.4%
Net sales	$486,090	$559,911	$(73,821)	(13.2)%
(1) Represents net sales from branches that were owned by us since January 1, 2019, and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2019, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Three Months Ended June 30, 2019	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Three Months Ended June 30, 2020	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$214,059	$(27,410)	$1,939	$188,588	(11.9)%	(13.3)%	23.4%
Suspended ceiling systems	106,176	(15,112)	444	91,508	(13.8)%	(15.0)%	8.2%
Metal framing	102,425	(20,272)	35	82,188	(19.8)%	(20.6)%	0.9%
Complementary and other products	137,251	(14,580)	1,135	123,806	(9.8)%	(11.2)%	16.1%
Net sales	$559,911	$(77,374)	$3,553	$486,090	(13.2)%	(14.5)%	14.4%
Average daily net sales(3)	$8,749	$(1,209)	$55	$7,595	(13.2)%	(14.5)%	14.4%
(1) Represents base business net sales change as a percentage of base business net sales for the three months ended June 30, 2019.
(2) Represents acquired and combined as a percentage of acquired and combined net sales for the three months ended June 30, 2019.
(3) The number of business days for the three months ended June 30, 2020 and 2019 was 64 for both periods.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2020, was $145.7 million compared to $171.5 million for the three months ended June 30, 2019, representing a decrease of $25.9 million, or 15.1%. The decrease in gross profit was primarily due to lower net sales.

Gross margin for the three months ended June 30, 2020, was 30.0% compared to 30.6% for the three months ended June 30, 2019. The decrease in gross margin was primarily due to COVID-19 Pandemic related market disruptions.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the three months ended June 30, 2020, were $106.3 million compared to $122.7 million for the three months ended June 30, 2019, representing a decrease of $16.5 million, or 13.4%. As a percentage of net sales, SG&A expenses were 21.9% for the three months ended June 30, 2020, compared to 21.9% for the three months ended June 30, 2019. SG&A expenses remained flat as a percentage of net sales primarily due to proactive actions taken to right-size our cost structure in response to a decline in net sales resulting from the COVID-19 Pandemic.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2020, was $19.3 million compared to $20.4 million for the three months ended June 30, 2019, representing a decrease of $1.1 million, or 5.2%.

Interest Expense

Interest expense for the three months ended June 30, 2020, was $7.2 million compared to $8.3 million for the three months ended June 30, 2019, representing a decrease of $1.2 million, or 14.2%. The decrease is primarily due to repayment of amounts drawn on our 2018 Revolving Credit Facility and a decrease in interest rates.

Other Income, Net

Other income, net for the three months ended June 30, 2020, was income of $0.5 million, compared to income of $0.0 million for the three months ended June 30, 2019. Other income, net consists primarily of foreign currency transaction gains and losses.

Income Taxes
Income tax expense for the three months ended June 30, 2020, was $3.6 million compared to income tax expense of $5.4 million for the three months ended June 30, 2019. The effective tax rate for both the three months ended June 30, 2020 and June 30, 2019, was 27.0%. There was no material difference in the effective tax rates between periods.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Six Months Ended June 30,
	2020		2019
(dollars in thousands)
Statements of operations data
Net sales	$1,010,348	100.0%	$1,074,783	100.0%
Cost of goods sold	702,535	69.5%	750,286	69.8%
Gross profit	307,813	30.5%	324,497	30.2%
Operating expenses:
Selling, general and administrative expenses	229,354	22.7%	239,965	22.3%
Depreciation and amortization	38,507	3.8%	40,693	3.8%
Total operating expenses	267,861	26.5%	280,658	26.1%
Income from operations	39,952	4.0%	43,839	4.1%
Interest expense	(14,886)	(1.5)%	(16,897)	(1.6)%
Gain on legal settlement	8,556	0.8%	—	—
Other (expense) income, net	(475)	—%	85	—%
Income before income taxes	33,147	3.3%	27,027	2.5%
Income tax expense	8,914	0.9%	7,478	0.7%
Income from continuing operations	24,233	2.4%	19,549	1.8%
Loss on sale of discontinued operations, net of tax	—	—%	(1,390)	(0.1)%
Net income	$24,233	2.4%	$18,159	1.7%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Six Months Ended June 30,				Change
	2020		2019		$	%
(dollars in thousands)
Wallboard	$390,856	38.7%	$416,973	38.8%	$(26,117)	(6.3)%
Suspended ceiling systems	190,014	18.8%	195,172	18.2%	(5,158)	(2.6)%
Metal framing	175,522	17.4%	201,676	18.8%	(26,154)	(13.0)%
Complementary and other products	253,956	25.1%	260,962	24.2%	(7,006)	(2.7)%
Total net sales	$1,010,348	100.0%	$1,074,783	100.0%	$(64,435)	(6.0)%
Total gross profit	$307,813		$324,497		$(16,684)	(5.1)%
Total gross margin	30.5%		30.2%		0.3%

Net Sales

Net sales for the six months ended June 30, 2020, were $1,010.3 million compared to $1,074.8 million for the six months ended June 30, 2019, representing a decrease of $64.4 million, or 6.0%. Average daily net sales decreased 6.7% over the prior period. Net sales from base business decreased $78.9 million compared to the prior period, and average daily base business net sales decreased by 8.4% over the prior period. There was one more business day in the current period as compared to the prior period. Net sales from acquired branches and existing branches that were strategically combined increased by $14.5 million. Our base business net sales across all of our major product lines decreased during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily as a result of reduced business activity due to impacts of the COVID-19 Pandemic. The decreases in our base business net sales across our product lines amounted to following:

•wallboard net sales decreased $30.4 million, or 7.6%, comprised of decreases in average selling price and product mix of 2.4%, and wallboard unit volume of 5.2%. On an average daily net sales basis, wallboard decreased by 8.3%, driven by an average daily unit volume decrease of 5.9%;

•suspended ceiling systems net sales decreased $11.0 million, or 5.9%. On an average daily net sales basis, suspended ceiling systems decreased by 6.6%;

•metal framing net sales decreased $26.9 million, or 13.9% as a result of lower average selling prices and unit volumes. On an average daily net sales basis, metal framing decreased by 14.5%; and

•complementary and other products net sales decreased $10.6 million, or 4.3%. On an average daily net sales basis, complementary and other products decreased by 5.0%.

The table below highlights net sales from our base business and acquired and combined branches:

	Six Months Ended June 30,		Change
	2020	2019	$	%
(dollars in thousands)
Base business (1)	$951,189	$1,030,103	$(78,914)	(7.7)%
Acquired and combined (2)	59,159	44,680	14,479	32.4%
Net sales	$1,010,348	$1,074,783	$(64,435)	(6.0)%
(1) Represents net sales from branches that were owned by us since January 1, 2019, and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2019, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Six Months Ended June 30, 2019	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Six Months Ended June 30, 2020	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$416,973	$(30,383)	$4,266	$390,856	(6.3)%	(7.6)%	26.7%
Suspended ceiling systems	195,172	(10,995)	5,837	190,014	(2.6)%	(5.9)%	73.1%
Metal framing	201,676	(26,888)	734	175,522	(13.0)%	(13.9)%	9.4%
Complementary and other products	260,962	(10,648)	3,642	253,956	(2.7)%	(4.3)%	28.2%
Net sales	$1,074,783	$(78,914)	$14,479	$1,010,348	(6.0)%	(7.7)%	32.4%
Average daily net sales(3)	$8,463	$(680)	$110	$7,893	(6.7)%	(8.4)%	31.4%
(1) Represents base business net sales change as a percentage of base business net sales for the six months ended June 30, 2019.
(2) Represents acquired and combined as a percentage of acquired and combined net sales for the six months ended June 30, 2019.
(3) The numbers of business days for the six months ended June 30, 2020 and 2019, were 128 and 127, respectively.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2020, was $307.8 million compared to $324.5 million for the six months ended June 30, 2019, representing a decrease of $16.7 million, or 5.1%. The decrease in gross profit was primarily due to lower net sales.

Gross margin for the six months ended June 30, 2020, was 30.5% compared to 30.2% for the six months ended June 30, 2019. The increase in gross margin was primarily due to improved profitability driven by our ongoing pricing and purchasing initiatives that was partially offset by COVID-19 Pandemic related market disruptions.

Selling, General & Administrative Expenses

SG&A expenses for the six months ended June 30, 2020, were $229.4 million compared to $240.0 million for the six months ended June 30, 2019, representing a decrease of $10.6 million, or 4.4%. As a percentage of net sales, SG&A expenses were 22.7% for the six months ended June 30, 2020, compared to 22.3% for the six months ended June 30, 2019. The increase in SG&A expenses as a percentage of net sales was primarily due to loss of sales leverage resulting from the COVID-19 Pandemic and our continued investment in various company-wide initiatives, partially offset by actions taken to right-size our cost structure in the second quarter in response to a decline in net sales.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2020, was $38.5 million compared to $40.7 million for the six months ended June 30, 2019, representing a decrease of $2.2 million, or 5.4%.

Interest Expense

Interest expense for the six months ended June 30, 2020, was $14.9 million compared to $16.9 million for the six months ended June 30, 2019, representing a decrease of $2.0 million, or 11.9%. The decrease is primarily due to lower variable interest rates on outstanding debt.

Gain on Legal Settlement

In February 2020, the Company received a one-time class action legal settlement of $8.6 million. The Company does not expect to receive any further payments as a result of this settlement.

Other (Expense) Income, Net

Other (expense) income, net for the six months ended June 30, 2020, was an expense of $0.5 million, compared to income of $0.1 million for the six months ended June 30, 2019. Other (expense) income, net consists primarily of foreign currency transaction gains and losses.

Income Taxes
Income tax expense for the six months ended June 30, 2020, was $8.9 million compared to $7.5 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020, was 26.9% compared to 27.7% for the six months ended June 30, 2019. The difference in the effective tax rates between periods is due primarily to the recording of a greater foreign rate differential during the six months ended June 30, 2019.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our 2018 Revolving Credit Facility, and, in the future, we may depend on other debt financings permitted under the terms of the 2018 Term Loan Facility and our 2018 Revolving Credit Facility, and equity financings to finance our acquisition strategy, working capital needs and capital expenditures. We believe these sources of funds will be adequate to meet our debt service requirements and provide cash, as required, to support our strategy, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

We believe our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of the COVID-19 Pandemic on our business operations for the foreseeable future, which will include reduced net sales and net income levels for our business. We are reducing spending more broadly across our operations, only proceeding with operating and capital spending that is critical. We have restricted hiring and reduced discretionary spending. We restored temporary salary reductions for all employees and compensation for independent board members during the second quarter. In addition, we recorded a credit of approximately $1.6 million as an offset to SG&A expenses as a result of the employee retention credits made available under the Canada Emergency Wage Subsidy for Canadian employees during the three months ended June 30, 2020. The challenges posed by the COVID-19 Pandemic on our business are evolving rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 Pandemic.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay additional acquisitions, future investments and capital expenditures, seek additional capital, restructure or refinance our indebtedness, or sell our assets. Significant delays in our ability to finance acquisitions or capital expenditures may materially and adversely affect our future sales prospects. In addition, we cannot ensure that we will be able to refinance any of our indebtedness, including our 2018 Revolving Credit Facility and 2018 Term Loan Facility, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, which are currently volatile, and our financial condition at such time. Our TRA requires that after Lone Star no longer controls us, any future senior debt document that refinances or replaces our existing indebtedness must permit our subsidiaries to make dividends to us, without any conditions, to the extent required for us to make payments under the TRA, unless Lone Star otherwise consents. At the time of any such potential refinancing, it may not be possible to include this term in such senior debt documents, and, as a result, we may require Lone Star’s consent to complete such a refinancing. In addition, our 2018 Revolving Credit Facility and 2018 Term Loan Facility restrict our ability to enter into certain asset sales transactions. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.
In March 2020, in response to the COVID-19 Pandemic, we drew $120.0 million from our 2018 Revolving Credit Facility to provide financial flexibility and liquidity due to volatile financial market conditions. We repaid the first quarter draw under our 2018 Revolving Credit Facility in June 2020 and lowered our net debt leverage ratio. As of June 30, 2020, we had $40.0 million of outstanding borrowings, $325.6 million of available aggregate undrawn borrowing capacity under our 2018 Revolving Credit Facility, and $31.1 million in cash and cash equivalents.

See Note 9, Long-Term Debt, to the condensed consolidated financial statements for more information about our 2018 Revolving Credit Facility and 2018 Term Loan Facility.

As long as commitments are outstanding under our 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our Pro Forma Adjusted EBITDA (called "Consolidated EBITDA" under our 2018 Revolving Credit Facility) to debt ratio, or the Total Net Leverage Ratio, exceeds a certain ratio. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in our 2018 Revolving Credit Facility). Consolidated Total Debt is defined in our 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, finance lease liabilities, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in our 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that our 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended June 30, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended June 30, 2020. Our 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of June 30, 2020, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of June 30, 2020:

(dollars in thousands)	Four Quarters Ended June 30, 2020
Pro Forma Adjusted EBITDA (1)	$173,458
Consolidated Total Debt (2)	$489,339
Total Net Leverage Ratio	2.82x
Cash	31,122
Consolidated Total Debt (2) less Cash, or Net Debt	$458,217
Net Debt Leverage Ratio	2.64x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under our 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended June 30, 2020:

Four Quarters Ended June 30, 2020
(in thousands)
Adjusted EBITDA (a)	$171,568
Pro forma adjustment (b)	1,890
Pro Forma Adjusted EBITDA	$173,458
(a) See the section titled "Non-GAAP Financial Information" for a reconciliation of net income from continuing operations to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the four quarters ended June 30, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended June 30, 2020. Other adjustments are also made to conform to the terms of our 2018 Revolving Credit Facility.
(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

As of June 30, 2020
(in thousands)
Total gross debt	$483,250
Finance lease liabilities	6,089
Consolidated Total Debt	$489,339

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table:

	Six Months Ended June 30,
	2020	2019
(in thousands)
Net cash provided by operating activities	$115,302	$53,204
Net cash used in investing activities	$(20,955)	$(30,816)
Net cash used in financing activities	$(80,825)	$(30,125)

Operating Activities

Net cash provided by operating activities consists primarily of net income (loss) adjusted for non-cash items, including depreciation and amortization, provision for expected credit losses, right-of-use assets, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $62.1 million to $115.3 million for the six months ended June 30, 2020, as compared to $53.2 million in the same period in 2019. The increase was primarily due to higher net income from continuing operations including adjustment for non-cash items of $8.4 million and lower working capital requirements of $53.7 million.

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

Net cash used in investing activities decreased by $9.9 million to $21.0 million for the six months ended June 30, 2020, as compared to $30.8 million in the same period in 2019. The decrease was primarily due to lower aggregate purchase price for acquisitions of $13.3 million, partially offset by $3.3 million in proceeds from the termination of the net investment hedge for the three months ended June 30, 2019.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and related repayments under our financing agreements.

Net cash used in financing activities increased by $50.7 million to $80.8 million in the six months ended June 30, 2020, as compared to $30.1 million in the same period in 2019. The increase was primarily due to higher repayments of borrowings of $39.2 million and a higher TRA payment in January 2020.

Secondary Public Offering

On September 24, 2019, LSF9 Cypress Parent 2 LLC or the “Selling Stockholder,” an affiliate of Lone Star, sold 4,750,000 shares of our common stock at a price of $17.00 per share.  The Selling Stockholder also granted the underwriters an option for a period of 30 days to purchase up to an additional 712,500 shares of our common stock. On October 11, 2019, the underwriters exercised their option to purchase the additional 712,500 shares of our common stock. As a result of the sale, the aggregate beneficial ownership of Lone Star decreased from 65.3% to 52.6% of our outstanding shares of common stock as of October 11, 2019, and we remain a “Controlled Company” under the corporate governance standards of the New York Stock Exchange. We did not receive any proceeds from the sale of the common stock by the Selling Stockholder.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income from continuing operations before interest expense, net, income tax expense, depreciation and amortization, stock-based compensation, and other non-recurring adjustments such as loss (gain) on disposal or sale of assets, gain on legal settlement and transaction costs. We calculated Pro Forma Adjusted EBITDA and Net Debt Leverage Ratio as shown in the previous section entitled “Liquidity and Capital Resources,” which are also non-GAAP financial measures.

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

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income from continuing operations (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(dollars in thousands)
Net income from continuing operations	$9,857	$14,721	24,233	19,549
Interest expense, net	7,127	8,402	14,818	16,987
Income tax expense	3,647	5,433	8,914	7,478
Depreciation and amortization	19,288	20,351	38,507	40,693
Stock-based compensation	1,435	1,110	2,828	1,939
Loss (gain) on disposal or sale of assets	657	(258)	708	(67)
Gain on legal settlement	—	—	(8,556)	—
Transaction costs(a)	245	582	1,084	1,227
Adjusted EBITDA	$42,256	$50,341	$82,536	$87,806
Adjusted EBITDA margin(b)	8.7%	9.0%	8.2%	8.2%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other than as disclosed in Note 4, Current Expected Credit Losses, and Note 6, Derivatives and Hedging Activities, of the condensed consolidated financial statements, there have been no material changes to the information regarding market risk provided in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of the 2019 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

In the ordinary course of our business, we are subject to certain legal proceedings, regulatory proceedings, government investigations, audits and other disputes from time to time, including contractual disputes, employment matters and product liability claims. While it is not possible to predict the outcome of any legal or regulatory proceedings or other disputes with certainty, we believe the outcome of any pending legal or regulatory proceedings or other disputes in the aggregate will not have a material adverse effect on our business, operating results, financial condition, or cash flows. However, regardless of the outcome, resolving legal and regulatory proceedings and other disputes can have an adverse impact on us because of legal costs, diversion of management's time and resources, and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors in the 2019
10-K and in the 10-Q filed on May 11, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1#	Demirkaya, Onur - Employment Agreement (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema Document.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Management contract or compensatory plan, contract or arrangement.

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION BUILDING MATERIALS, INC.

Date: August 4, 2020	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Onur Demirkaya
Onur Demirkaya
Chief Accounting Officer
(Principal Accounting Officer)