Form 10-Q
period 2020-09-30
Foundation Building Materials, Inc.
filed 2020-11-03
CIK 1688941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

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

 As of October 30, 2020, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 43,207,120.

FOUNDATION BUILDING MATERIALS, INC.

Part I. Financial Information

Item 1. Financial Statements
FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$521,261	$564,906	$1,531,609	$1,639,689
Cost of goods sold	366,846	393,111	1,069,381	1,143,397
Gross profit	154,415	171,795	462,228	496,292
Operating expenses:
Selling, general and administrative expenses	115,125	123,907	344,479	363,872
Depreciation and amortization	19,413	20,218	57,920	60,911
Total operating expenses	134,538	144,125	402,399	424,783
Income from operations	19,877	27,670	59,829	71,509
Interest expense	(6,463)	(9,118)	(21,349)	(26,015)
Gain on legal settlement	—	—	8,556	—
Other income (expense), net	436	(89)	(39)	(4)
Income before income taxes	13,850	18,463	46,997	45,490
Income tax expense	2,049	5,754	10,963	13,232
Income from continuing operations	11,801	12,709	36,034	32,258
Loss on sale of discontinued operations, net of tax	—	(11)	—	(1,401)
Net income	$11,801	$12,698	$36,034	$30,857

Earnings per share data:
Earnings from continuing operations per share - basic	$0.27	$0.30	$0.83	$0.75
Earnings from continuing operations per share - diluted	$0.27	$0.30	$0.83	$0.75

Loss from discontinued operations per share - basic	$—	$—	$—	$(0.03)
Loss from discontinued operations per share - diluted	$—	$—	$—	$(0.03)

Earnings per share - basic	$0.27	$0.30	$0.83	$0.72
Earnings per share - diluted	$0.27	$0.30	$0.83	$0.72

Weighted average shares outstanding:
Basic	43,206,505	42,988,829	43,152,229	42,969,797
Diluted	43,565,493	43,508,678	43,478,442	43,174,351

Comprehensive income:
Net income	$11,801	$12,698	$36,034	$30,857
Foreign currency translation adjustment	1,731	(984)	(2,178)	2,317
Unrealized (loss) gain on derivatives, net of taxes of $0 million and $0.1 million, respectively and $0.6 million and $2.2 million, respectively	(7)	344	(1,532)	(6,436)
Total other comprehensive income (loss)	1,724	(640)	(3,710)	(4,119)
Total comprehensive income	$13,525	$12,058	$32,324	$26,738
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$18,675	$17,766
Accounts receivable—net of allowance for expected credit losses of $2,864 and $3,169, respectively	265,352	262,757
Other receivables	38,928	59,104
Inventories	153,650	178,624
Prepaid expenses and other current assets	11,297	7,965
Total current assets	487,902	526,216
Property and equipment, net	150,801	150,188
Right-of-use assets, net	123,821	120,562
Intangible assets, net	80,101	113,861
Goodwill	494,825	495,724
Other assets	4,663	5,206
Total assets	$1,342,113	$1,411,757
Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$142,972	$145,226
Accrued payroll and employee benefits	28,099	31,410
Accrued taxes	10,269	8,780
Current portion of tax receivable agreement	8,537	27,850
Current portion of term loan	4,500	4,500
Current portion of lease liabilities	32,162	30,307
Other current liabilities	13,694	18,557
Total current liabilities	240,233	266,630
Asset-based revolving credit facility	9,500	89,000
Long-term portion of term loan, net	432,108	434,633
Tax receivable agreement	80,996	89,533
Deferred income taxes, net	22,114	18,972
Long-term portion of lease liabilities	97,290	97,145
Other liabilities	15,446	7,679
Total liabilities	897,687	1,003,592
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; 0 shares issued	—	—
Common stock, $0.001 par value, authorized 190,000,000 shares; 43,207,120 and 42,991,016 shares issued, respectively	13	13
Additional paid-in capital	340,299	336,362
Retained earnings	110,288	74,254
Accumulated other comprehensive loss	(6,174)	(2,464)
Total stockholders' equity	444,426	408,165
Total liabilities and stockholders' equity	$1,342,113	$1,411,757

See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$36,034	$30,857
Less: loss on sale of discontinued operations	—	(1,401)
Net income from continuing operations	36,034	32,258
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation	22,044	26,173
Amortization of intangible assets	35,876	34,738
Amortization of debt issuance costs and debt discount	1,620	1,617
Inventory fair value purchase accounting adjustment	—	234
Provision for expected credit losses	2,102	2,017
Stock-based compensation	4,319	3,056
Loss (gain) on disposal or sale of assets	807	(54)
Right-of-use assets non-cash expense	22,716	20,586
Deferred income taxes	3,737	63
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(715)	(32,949)
Other receivables	19,744	10,520
Inventories	26,828	5,623
Prepaid expenses and other current assets	(3,361)	(4,198)
Other assets	8	(187)
Accounts payable	(1,720)	2,417
Accrued payroll and employee benefits	(3,219)	214
Accrued taxes	1,495	(860)
Operating lease liabilities	(22,336)	(20,034)
Other liabilities	1,205	6,019
Net cash provided by operating activities from continuing operations	147,184	87,253
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(22,015)	(29,369)
Proceeds from termination of net investment hedge	—	3,313
Net (payments of) proceeds from net working capital adjustments related to acquisitions	(44)	461
Proceeds from disposal or sale of assets	1,194	2,719
Acquisitions, net of cash acquired	(12,163)	(21,882)
Net cash used in investing activities from continuing operations	(33,028)	(44,758)
Cash flows from financing activities from continuing operations:
Proceeds from asset-based revolving credit facility	403,000	403,454
Repayments of asset-based revolving credit facility	(482,500)	(415,178)
Principal payments for term loan	(3,375)	(3,375)
Payment related to tax receivable agreement	(27,850)	(16,667)
Tax withholding payment related to net settlement of equity awards	(382)	(155)

Principal repayment of finance lease liabilities	(2,066)	(2,002)
Net cash used in financing activities from continuing operations	(113,173)	(33,923)
Net cash used in investing activities from discontinued operations	—	(1,401)
Net cash used in discontinued operations	—	(1,401)
Effect of exchange rate changes on cash	(74)	198
Net increase in cash	909	7,369
Cash and cash equivalents at beginning of period	17,766	15,299
Cash and cash equivalents at end of period	$18,675	$22,668

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,109	$10,401
Cash paid for interest	$19,736	$24,150
Supplemental disclosures of non-cash investing and financing activities:
Decrease in fair value of derivatives, net of tax	$1,532	$5,663
Net goodwill increase for purchase price allocation	$33	$57
See accompanying notes to the condensed consolidated financial statements.

FOUNDATION BUILDING MATERIALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share data)

Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2019	42,991,016	$13	$336,362	$74,254	$(2,464)	$408,165
Stock-based compensation	—	—	1,393	—	—	1,393
Vesting of restricted stock units	237,988	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(27,948)	—	(362)	—	—	(362)
Other comprehensive loss	—	—	—	—	(7,542)	(7,542)
Net income	—	—	—	14,376		14,376
Balance at March 31, 2020	43,201,056	$13	$337,393	$88,630	$(10,006)	$416,030
Stock-based compensation	—	—	1,435	—	—	1,435
Vesting of restricted stock units and exercise of stock options	6,456	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,834)	—	(8)	—	—	(8)
Other comprehensive income	—	—	—	—	2,108	2,108
Net income	—	—	—	9,857		9,857
Balance at June 30, 2020	43,205,678	$13	$338,820	$98,487	$(7,898)	$429,422
Stock-based compensation	—	—	1,491	—	—	1,491
Vesting of restricted stock units and exercise of stock options	2,197	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(755)	—	(12)	—	—	(12)
Other comprehensive income	—	—	—	—	1,724	1,724
Net income		—	—	11,801	—	11,801
Balance at September 30, 2020	43,207,120	$13	$340,299	$110,288	$(6,174)	$444,426

Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	42,907,326	$13	$332,330	$34,187	$(181)	$366,349
Adoption of derivative guidance	—	—	—	(172)	172	—
Stock-based compensation	—	—	829	—	—	829
Vesting of restricted stock units	93,014	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(13,657)	—	(130)	—	—	(130)
Other comprehensive loss	—	—	—	—	(2,098)	(2,098)
Net income	—	—	—	3,482		3,482
Balance at March 31, 2019	42,986,683	$13	$333,029	$37,497	$(2,107)	$368,432
Stock-based compensation	—	—	1,110	—	—	1,110
Vesting of restricted stock unit	2,149	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(722)	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	—	(1,553)	(1,553)
Net income	—	—	—	14,677	—	14,677
Balance at June 30, 2019	42,988,110	$13	$334,131	$52,174	$(3,660)	$382,658
Stock-based compensation	—	—	1,117	—	—	1,117
Vesting of restricted stock unit	2,135	—	—	—	—	—
Shares withheld related to net settlement of equity awards	(405)	—	(11)	—	—	(11)
Other comprehensive loss	—	—	—	—	(640)	(640)
Net income	—	—	—	12,698	—	12,698
Balance at September 30, 2019	42,989,840	$13	$335,237	$64,872	$(4,300)	$395,822
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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for interim periods are not necessarily indicative of the results for full fiscal years. For additional information, see the consolidated financial statements and footnotes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2020 (the "2019 10-K").

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
2.    Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 — Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and provide optional expedients and exceptions to GAAP for contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This guidance became effective on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
3. Discontinued Operations

On November 1, 2018, the Company completed the sale of its mechanical insulation business (the "Disposed Business") to SPI LLC, an unrelated third party controlled by Dunes Point Capital, for total cash consideration of approximately $122.5 million, and recorded a gain on the sale of $13.7 million, net of taxes. For the three and nine months ended September 30, 2019, the Company recorded a loss on sale of discontinued operations, net of tax of $0 and $1.4 million, respectively, related to customary purchase price adjustments.

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

The Company’s accounts receivable are primarily from customers in the construction industry located in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is generally not to require collateral. As of September 30, 2020, the Company had no significant concentrations of credit risk.

Vendor Rebates Receivable

The Company receives rebates from certain vendors based primarily on the volume of inventory purchases. Throughout the year, the amount of vendor rebates receivable for the periodic programs are recorded when the related inventory is received, and in certain circumstances are estimated based upon the expected annual level of purchases. The Company continually revises these estimates to reflect actual rebates earned. Historically, actual vendor rebates have not been materially different from management’s original estimates and have been unrelated to the Company’s inability to collect payment from a vendor.

The change in the allowance for expected credit losses from December 31, 2019 to September 30, 2020, consists of the following (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2019	$(3,169)
Provision for expected credit losses	(2,102)
Write-offs	2,672
Recoveries	(265)
Balance at September 30, 2020	$(2,864)

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

The following table summarizes the Company's operating and finance leases by country as of September 30, 2020 (in thousands):

	September 30, 2020
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$130,597	$18,768	$149,365
Accumulated amortization	(36,719)	(5,419)	(42,138)
Real estate ROU assets, net	$93,878	$13,349	$107,227
Real estate lease liabilities	$93,995	$13,531	$107,526

Vehicle and equipment ROU assets, gross	$19,630	$2,650	$22,280
Accumulated amortization	(5,090)	(596)	(5,686)
Vehicle and equipment ROU assets, net	$14,540	$2,054	$16,594
Vehicle and equipment lease liabilities	$14,456	$2,041	$16,497

Total operating ROU assets, net	$108,418	$15,403	$123,821
Total operating lease liabilities	$108,451	$15,572	$124,023

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$5,962	$2,793	$8,755
Accumulated depreciation	(3,020)	(1,097)	(4,117)
Total finance ROU assets, net	$2,942	$1,696	$4,638
Total finance lease liabilities	$3,335	$2,094	$5,429

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
The following table summarizes the Company's operating and finance leases by country as of December 31, 2019 (in thousands):

	December 31, 2019
	United States	Canada	Total
Operating leases:
Real estate ROU assets, gross	$114,202	$16,544	$130,746
Accumulated amortization	(21,337)	(3,406)	(24,743)
Real estate ROU assets, net	$92,865	$13,138	$106,003
Real estate lease liabilities	$92,319	$13,240	$105,559

Vehicle and equipment ROU assets, gross	$14,665	$2,751	$17,416
Accumulated amortization	(2,592)	(265)	(2,857)
Vehicle and equipment ROU assets, net	$12,073	$2,486	$14,559
Vehicle and equipment lease liabilities	$12,037	$2,472	$14,509

Total operating ROU assets, net	$104,938	$15,624	$120,562
Total operating lease liabilities	$104,356	$15,712	$120,068

Finance leases included in property and equipment, net:
Vehicle and equipment ROU assets, gross	$6,341	$2,863	$9,204
Accumulated depreciation	(1,892)	(670)	(2,562)
Total finance ROU assets, net	$4,449	$2,193	$6,642
Total finance lease liabilities	$4,777	$2,607	$7,384

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Income Statement Classification
Operating leases:
Lease cost	$9,700	$8,335	$26,615	$24,469	Selling, general and administrative expenses
Variable lease cost	283	527	3,128	2,852	Selling, general and administrative expenses
Operating lease cost	9,983	8,862	29,743	27,321
Finance leases:
Amortization of ROU assets	734	615	2,136	2,044	Depreciation and amortization
Interest on lease liabilities	73	106	246	347	Interest expense
Finance lease cost	807	721	2,382	2,391
Total lease cost	$10,790	$9,583	$32,125	$29,712

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
Supplemental cash flow information for leases is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,336	$20,035
Financing cash flows from finance leases	$2,066	$2,002

ROU assets obtained in exchange for lease obligations:
Finance leases	$205	$203
Operating leases	$29,513	$136,204

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases are as follows:

	September 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.18	2.49	5.32	3.26
Weighted average discount rate	4.0%	5.2%	4.4%	5.2%

The following table reconciles the undiscounted future lease payments for operating and finance leases to operating and finance lease liabilities recorded on the balance sheet as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases	Total
2020 (excluding the nine months ended September 30, 2020)	$8,700	$706	$9,406
2021	33,454	2,447	35,901
2022	29,184	1,537	30,721
2023	23,548	965	24,513
2024	16,594	94	16,688
2025 and thereafter	25,919	58	25,977
Total lease payments	137,399	5,807	143,206
Less: amount representing interest	(13,376)	(378)	(13,754)
Total	$124,023	$5,429	$129,452

Current portion of lease liabilities	$29,767	$2,395	$32,162
Long-term portion of lease liabilities	$94,256	$3,034	$97,290

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
6.    Derivatives and Hedging Activities

The Company uses derivatives to manage selected foreign currency exchange rate risk for its investments in foreign subsidiaries and interest rate risk related to its variable rate debt. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. The Company's derivative instruments are measured at fair value within the accompanying condensed consolidated balance sheets either as an asset or a liability.

Interest Rate Swap

On January 31, 2019, the Company executed two interest rate swaps for a total notional amount of $310.0 million to fix the LIBOR portion of its interest rate on its variable rate debt at 2.52% through January 31, 2022. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of the interest rate swaps.

Net Investment Hedge

On May 15, 2019, the Company terminated its foreign currency exchange rate contracts with total notional amounts of approximately $88.0 million. The Company recognized a gain of $2.5 million, net of taxes of $0.8 million, upon termination of the contracts, which was recorded in comprehensive income. On May 15, 2019, the Company entered into new foreign currency exchange rate contracts with total notional amounts of $81.3 million. As of September 30, 2020, the amount of notional foreign currency exchange rate contracts outstanding was approximately $81.3 million. There is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of the foreign currency exchange rate contracts.

The tables below represent the fair value of the Company's derivative instruments (in millions):

		September 30, 2020		December 31, 2019
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Interest Rate Swap	Other liabilities	$—	$10.0	$—	$6.2
Net Investment Hedge	Other assets/liabilities	$0.2	$—	$—	$1.4

		Three Months Ended September 30,				Nine Months Ended September 30,
Derivative Type	Income Statement Location	2020		2019		2020		2019
Interest Rate Swap	Comprehensive income (loss)	$1.2	[1]	$(0.6)	[1]	$(2.8)	[1]	$(5.7)	[1]
Net Investment Hedge	Comprehensive (loss) income	$(1.2)	[2]	$1.0	[2]	$1.2	[2]	$(0.7)	[2]

(1) Amounts presented are net of taxes of $0.4 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively and $1.0 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.

(2) Amounts presented are net of taxes of $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively and $0.4 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

On January 1, 2019, the Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU No. 2017-12"), and reclassified $0.2 million from retained earnings to other comprehensive income related to the cumulative ineffective portion of the net investment hedge. See Note 13, Fair Value Measurements, for additional information on the Company's derivative asset and liabilities.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
7.    Acquisitions

The Company accounts for its acquisitions under the acquisition method, and accordingly, the results of operations of acquired entities are included in the Company’s consolidated financial statements from the acquisition date. Acquisition related costs are expensed as incurred. The purchase price is allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Purchase accounting adjustments associated with the intangible asset valuations have been recorded as of September 30, 2020. The fair value of acquired intangible assets, primarily related to customer relationships, was estimated by applying a discounted cash flow model. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions were developed based on the Company’s historical experience, future projections and comparable market data including future cash flows, long-term growth rates, implied royalty rates, attrition rates and discount rates. The purchase price allocations for the acquisitions set forth below are preliminary and subject to adjustment as additional information is obtained about facts and circumstances that existed as of the acquisition dates.

During the nine months ended September 30, 2020, the Company completed the following acquisitions:

Marriott Drywall Materials, Inc.

On September 1, 2020, the Company acquired the operations and substantially all of the assets of Marriott Drywall Materials, Inc. (“Marriott”). Marriott was an independent distributor of wallboard, metal framing, and complementary and other products and operated one branch in the greater Milwaukee, Wisconsin area.

Insulation Distributors, Inc.

On February 3, 2020, the Company acquired the operations and certain assets of Insulation Distributors, Inc. (“IDI”) with respect to IDI's two specialty building products branches in Maryland.

During the nine months ended September 30, 2020, the Company completed the Marriott and IDI acquisitions ("2020 Acquisitions") to expand the Company's geographic footprint and product offerings in Wisconsin and Maryland, respectively. These acquisitions amounted to a total of $12.2 million and are not considered material. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the acquisition dates (in thousands):

Nine Months Ended September 30, 2020
Assets acquired:
Accounts receivable	$5,230
Inventories	2,690
Property and equipment	2,140
Other assets	18
Intangible assets	2,362
Total assets acquired	12,440
Liabilities assumed:
Accounts payable	(277)
Total liabilities assumed	(277)
Total net assets acquired	$12,163

Goodwill and intangible assets recognized from asset acquisitions are expected to be tax deductible. Generally, the most significant intangible asset acquired is customer relationships. The Company's acquisitions are generally subject to working capital adjustments; however, the Company does not expect any such adjustments to have a material impact on its consolidated financial statements. Any adjustments to the purchase price allocation of these acquisitions will be made as soon as practicable but no later than one year from the acquisition date. The pro forma impact of the acquisitions was not presented as the acquisitions were not considered material to the accompanying consolidated financial statements.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
8.    Goodwill and Intangible Assets

The change in goodwill from December 31, 2019 to September 30, 2020, consists of the following (in thousands):

Carrying Value
Balance at December 31, 2019	$495,724
Goodwill acquired	—
Derecognition of Goodwill(1)	(123)
Purchase price allocation adjustments from prior periods	77
Impact of foreign currency exchange rates	(853)
Balance at September 30, 2020	$494,825
(1) Activity associated with the derecognition of goodwill from the sale and disposition of a non-core branch in Texas.

Identifiable intangible assets that are separable and have determinable useful lives are valued separately and amortized over their benefit period. The following is the gross carrying value and accumulated amortization of the Company’s identifiable intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$15,980	$(15,918)	$62	$15,980	$(13,563)	$2,417
Customer relationships	269,181	(189,142)	80,039	267,781	(156,337)	111,444
	$285,161	$(205,060)	$80,101	$283,761	$(169,900)	$113,861

On January 1, 2019, the Company reclassified certain other intangible assets related to real estate leases to right-of-use assets in accordance with the applicable transition guidance in Accounting Standard Codification ("ASC") 840, Leases, the predecessor to ASU No. 2016-02, Leases (Topic 842).

The weighted average amortization period of these intangible assets in the aggregate is 3.9 years.

9.    Long-Term Debt

Debt consists of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
2018 Term Loan Facility	$442,125	$445,500
Unamortized deferred financing and issuance costs - term loan	(5,517)	(6,367)
2018 Revolving Credit Facility	9,500	89,000
Unamortized deferred financing costs - revolving credit facility	(2,907)	(3,677)
	$443,201	$524,456

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

As long as commitments are outstanding under the 2018 Revolving Credit Facility, the Company is subject to certain restrictions under the facility if the Company’s Consolidated EBITDA to debt ratio (the “Total Net Leverage Ratio”) exceeds a certain total. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in the 2018 Revolving Credit Facility). Consolidated Total Debt is defined in the 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, capital lease obligations and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in the 2018 Revolving Credit Facility and is calculated in a similar manner to the Company’s calculation of Adjusted EBITDA, except that the 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of the Company’s acquisitions as if the Company had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended September 30, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended September 30, 2020. The 2018 Revolving Credit Facility requires the Company to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of September 30, 2020, the Company had $9.5 million of outstanding borrowings and $356.1 million of available aggregate undrawn borrowing capacity under the 2018 Revolving Credit Facility. The weighted average interest rate for borrowings under the 2018 Revolving Credit Facility for the three and nine months ended September 30, 2020 was 1.7% and 2.3%, respectively.

Deferred Financing and Debt Issuance Costs

Unamortized deferred financing and debt issuance costs as of September 30, 2020, were $8.4 million, of which $5.5 million was included in long-term portion of term loan, net, and $2.9 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets. Unamortized deferred financing and debt issuance costs as of December 31, 2019 were $10.0 million, of which $6.4 million was included in the long-term portion of term loan, net, and $3.6 million for the 2018 Revolving Credit Facility was included in other long-term assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2020, the Company was in compliance with all debt covenants under the 2018 Revolving Credit Facility and the 2018 Term Loan Facility.

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

As of September 30, 2020 and December 31, 2019, the TRA liability balance was $89.5 million and $117.4 million, respectively. The first TRA payment was made in January 2019 for $16.7 million. The second TRA payment was made in January 2020 for $27.9 million and was reflected as a current liability as of December 31, 2019.

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

The components of accumulated other comprehensive loss for the nine months ended September 30, 2020, are as follows (in thousands):

	Foreign Currency Translation Gains (Losses)	Unrealized Loss on Derivatives, Net of Taxes	Total
Balance at December 31, 2019	$848	$(3,312)	$(2,464)
Other comprehensive loss	(2,178)	(1,532)	(3,710)
Balance at September 30, 2020	$(1,330)	$(4,844)	$(6,174)

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

Historically, the claims, proceedings and investigations brought against the Company, individually and in the aggregate, have not had a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company. In February 2020, the Company received a one-time class action legal settlement of $8.6 million. The Company does not expect to receive any further payments as a result of this settlement. As of September 30, 2020, there were no proceedings or litigation involving the Company that management believes would have a material adverse impact on its business, financial position, results of operations, or cash flows.

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

The estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2020, is as follows (in thousands):

	Fair Value Measurements as of September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Recurring:
Non-current assets and liabilities
Derivative assets (Note 6)	$—	$229	$—	$229
Derivative liabilities (Note 6)	$—	$(9,964)	$—	$(9,964)

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

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

14.    Income Taxes

Income tax expense for the three and nine months ended September 30, 2020, was $2.0 million and $11.0 million, respectively, compared to income tax expense of $5.8 million and $13.2 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, the Company's effective tax rates were 14.8% and 23.3%, respectively. The variance from the statutory federal tax rate of 21.0% for the three months ended September 30, 2020, was primarily due to booking as a discrete benefit the election to apply the Global Intangible Low-Taxed Income ("GILTI") high-tax exclusion, as outlined in the final Treasury Regulations issued on July 20, 2020, retroactively to years beginning after December 31, 2017. The variance from the statutory federal tax rate of 21.0% for the nine months ended September 30, 2020 was primarily due to state taxes and booking, as a discrete benefit, the election to apply the GILTI high-tax exclusion, as outlined in the final Treasury Regulations issued on July 20, 2020, retroactively to years beginning after December 31, 2017.

For the three and nine months ended September 30, 2019, the company's effective tax rates were 31.2% and 29.1%, respectively. The variance from statutory federal tax rate of 21.0% for the three and nine months ended September 30, 2019, was primarily due to state taxes, the GILTI provision, non-deductible items and foreign rate differential.

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

Revenues are attributed to each country based on the location in which sales originate and in which assets are located. The Company generates the majority of its revenue in the United States with the remainder being generated in Canada. For the three months ended September 30, 2020, 89.9% and 10.1% of the Company's revenue was generated in the United States and Canada, respectively. For the nine months ended September 30, 2020, 90.5% and 9.5% of the Company's revenue was generated in the United States and Canada, respectively. For the three months ended September 30, 2019, 90.1% and 9.9% of the Company's revenue was generated in the United States and Canada, respectively. For the nine months ended September 30, 2019, 90.4% and 9.6% of the Company's revenue was generated in the United States and Canada, respectively.

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements
    The following table sets forth property, plant and equipment, ROU assets, goodwill and intangibles by geographic area (in thousands):

	September 30, 2020	December 31, 2019
Property, plant and equipment, net
United States	$137,252	$135,907
Canada	13,549	14,281
Total property, plant and equipment, net	$150,801	$150,188
ROU assets, net
United States	$108,418	$104,938
Canada	15,403	15,624
Total ROU assets, net	$123,821	$120,562
Goodwill
United States	$463,163	$463,208
Canada	31,662	32,516
Total goodwill	$494,825	$495,724
Intangibles, net
United States	$71,312	$102,563
Canada	8,789	11,298
Total intangibles, net	$80,101	$113,861
The Company’s net sales by major product line are as follows (dollars in thousands):

	Three Months Ended September 30,				Change
	2020		2019		$	%

Wallboard	$199,448	38.3%	$207,326	36.7%	$(7,878)	(3.8)%
Suspended ceiling systems	97,323	18.7%	118,873	21.0%	(21,550)	(18.1)%
Metal framing	90,333	17.3%	98,817	17.5%	(8,484)	(8.6)%
Complementary and other products	134,157	25.7%	139,890	24.8%	(5,733)	(4.1)%
Total net sales	$521,261	100.0%	$564,906	100.0%	$(43,645)	(7.7)%

	Nine Months Ended September 30,				Change
	2020		2019		$	%

Wallboard	$590,304	38.5%	$624,299	38.1%	$(33,995)	(5.4)%
Suspended ceiling systems	287,337	18.8%	314,045	19.2%	(26,708)	(8.5)%
Metal framing	265,855	17.4%	300,493	18.3%	(34,638)	(11.5)%
Complementary and other products	388,113	25.3%	400,852	24.4%	(12,739)	(3.2)%
Total net sales	$1,531,609	100.0%	$1,639,689	100.0%	$(108,080)	(6.6)%

Foundation Building Materials, Inc.
Notes to the Condensed Consolidated Financial Statements

16. Other Current Liabilities

The balance in other current liabilities consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued expenses	$3,826	$5,652
Accrued interest	22	74
Accrued other	9,846	12,831
Total other current liabilities	$13,694	$18,557

17. Earnings (Loss) Per Share

Basic earnings (loss) per share represents net income (loss) for the period divided by the weighted average number of shares of common stock outstanding for the period.

The following are the number of shares of common stock used to compute the basic and diluted earnings (loss) per share for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares used in basic computations	43,206,505	42,988,829	43,152,229	42,969,797
Dilutive effect of stock options and restricted stock units	358,988	519,849	326,213	204,554
Weighted average shares used in diluted computations	43,565,493	43,508,678	43,478,442	43,174,351

For the three and nine months ended September 30, 2020, there were 914,209 and 1,095,469 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive. For the three and nine months ended September 30, 2019, there were 324,495 and 525,012 shares, respectively, not included in the computation of diluted weighted average shares because their effect would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the "Condensed Consolidated Financial Statements" and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statement. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In some cases, forward-looking statements can be identified by words such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or the negative or similar expressions. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•the outbreak of the novel coronavirus COVID-19, or the COVID-19 Pandemic;
•the length and severity of the COVID-19 Pandemic and its impact on the global economy, our business, operations and financial results;
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
•our relationship, and actual and potential conflicts of interest, with our majority shareholder; and
•additional factors discussed under the sections entitled "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in the other reports we file with the Securities and Exchange Commission, or SEC.

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

Overview

We are one of the largest specialty building products distributors of wallboard and suspended ceiling systems in the United States and Canada. Since 2013, we have completed 40 acquisitions and we currently have over 170 branches and 30,000 SKUs.

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

The COVID-19 Pandemic's Impact on Our Business

The uncertain macroeconomic environment created by the COVID-19 Pandemic has had and will continue to have a significant, adverse impact on our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the disruption, and we are unable to determine or predict the overall impact the COVID-19 Pandemic will have on our financial position, results of operations, or cash flows. The following events related to the COVID-19 Pandemic have resulted and will continue to result in lost or delayed revenue to our Company:

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

Although the effects of the COVID-19 Pandemic have impacted our financial position and results of operations as noted above, we have preserved our liquidity through the pandemic and maintained a strong balance sheet. In addition, we continue to evaluate and pursue our strategic initiatives. For example, we launched our e-commerce platform to certain customers during the third quarter of 2020, which we believe will allow us to enhance our existing sales channels, increase our product offerings and improve purchasing and logistics. We currently expect to onboard all of our customers in the first half of 2021. In spite of the challenging market conditions resulting from the COVID-19 Pandemic, we continue to seek opportunities for organic growth and to enhance our financial flexibility. We have taken proactive measures to right-size our business, and we believe we are positioned to withstand further changes to market and economic environments.

Additionally, all of our branches are open for business throughout the United States and Canada as of the date of this filing. We have taken safety precautions based on recommendations from federal, state and local authorities as we continue to operate as part of an “Essential Critical Infrastructure Sector” in many states, as defined by the United States Department of Homeland Security. Certain states have re-implemented restrictions and guidelines due to the recent escalation of local COVID-19 cases. While these restrictions do not currently affect our ability to operate, they could affect projects where we deliver our products. During the third quarter of 2020, our branches in several states, including in Minnesota and Illinois, were impacted by social unrest. While we continue to operate our branches, such social unrest may negatively impact our business in the future.
We continue to safeguard our employees and customers and will continue to actively monitor the disruption caused by the COVID-19 Pandemic. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. From March through the second quarter of 2020, we furloughed approximately 450 employees in response to the COVID-19 Pandemic, but as of July 31, 2020, substantially all of our employees had returned to work. In addition to these furloughs, we have decreased our workforce by approximately 6% compared to the prior year period, due to impacts of the COVID-19 Pandemic. We may take further actions in the future as the situation develops. We restored temporary salary reductions for all employees and compensation for independent board members during the second quarter of 2020.

We entered the COVID-19 Pandemic with a strong balance sheet and have taken steps to enhance our financial flexibility. In March 2020, in response to the COVID-19 Pandemic, we drew $120.0 million from our 2018 Revolving Credit Facility to provide financial flexibility and liquidity to respond to volatile financial market conditions. We repaid the first quarter draw under our 2018 Revolving Credit Facility in June 2020 and reduced our net debt leverage ratio. See "—Liquidity and Capital Resources—Summary" for additional information. Additional steps we have taken to maintain cash flow include:

•delaying or reducing capital expenditures that are not anticipated to impact near-term business;
•deferring or limiting non-essential operating expenses;
•optimizing all areas of working capital; and
•restricting hiring, deferring wage increases and reducing other employer-related costs.

We do not anticipate any issues in servicing our debt and do not expect to need additional borrowings for the remainder of 2020 other than for ordinary course operations.

The Company qualifies for and has deferred certain corporate income tax payments and employer payroll tax payments pursuant to certain provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. We deferred United States corporate income tax payments which would otherwise have been paid during the three months ended March 31, 2020 to the three months ended September 30, 2020. We also deferred employer payroll taxes, of which 50% must be paid by December 2021 and the remaining 50% must be paid by December 2022 under the CARES Act.

We did not record any asset impairments, inventory charges or provision for expected credit losses related to the COVID-19 Pandemic during the third quarter of 2020, but future events may require such charges, which could have a material adverse effect on our financial condition, results of operations, cash flows or liquidity.

Third Quarter Update

Financial Results

We reported net sales of $521.3 million for the three months ended September 30, 2020, a decrease of $43.6 million, or 7.7%, compared to the three months ended September 30, 2019. Our gross margin for the three months ended September 30, 2020, was 29.6% compared to 30.4% for the three months ended September 30, 2019. The decrease in net sales and gross margin was primarily due to COVID-19 Pandemic-related market disruptions.

2020 Acquisitions

We supplement our organic growth strategy with selective acquisitions. Since January 2020 through the date of this filing, we have completed two acquisitions, which resulted in the addition of three branches. See Note 7, Acquisitions, to the condensed consolidated financial statements for additional information on our acquisitions and growth strategy. In executing our acquisition strategy and integrating acquired companies, we focus on the cost savings we can achieve through combined procurement and pricing programs and brand consolidation. These 2020 acquisitions contributed $5.0 million to net sales for the three months ended September 30, 2020 and $13.8 million for the nine months ended September 30, 2020.

Acquisitions	Effective Date of Acquisition	Branch Locations	# of Branches Acquired
Marriott Drywall Materials, Inc.	September 1, 2020	Wisconsin	1
Insulation Distributors, Inc.	February 3, 2020	Maryland	2

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Three Months Ended September 30,
	2020		2019
(dollars in thousands)
Statements of operations data
Net sales	$521,261	100.0%	$564,906	100.0%
Cost of goods sold	366,846	70.4%	393,111	69.6%
Gross profit	154,415	29.6%	171,795	30.4%
Operating expenses:
Selling, general and administrative expenses	115,125	22.1%	123,907	21.9%
Depreciation and amortization	19,413	3.7%	20,218	3.6%
Total operating expenses	134,538	25.8%	144,125	25.5%
Income from operations	19,877	3.8%	27,670	4.9%
Interest expense	(6,463)	(1.2)%	(9,118)	(1.6)%
Other income (expense), net	436	0.1%	(89)	—%
Income before income taxes	13,850	2.7%	18,463	3.3%
Income tax expense	2,049	0.4%	5,754	1.0%
Income from continuing operations	11,801	2.3%	12,709	2.3%
Loss on sale of discontinued operations, net of tax	—	—%	(11)	—%
Net income	$11,801	2.3%	$12,698	2.3%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Three Months Ended September 30,				Change
	2020		2019		$	%
(dollars in thousands)
Wallboard	$199,448	38.3%	$207,326	36.7%	$(7,878)	(3.8)%
Suspended ceiling systems	97,323	18.7%	118,873	21.0%	(21,550)	(18.1)%
Metal framing	90,333	17.3%	98,817	17.5%	(8,484)	(8.6)%
Complementary and other products	134,157	25.7%	139,890	24.8%	(5,733)	(4.1)%
Total net sales	$521,261	100.0%	$564,906	100.0%	$(43,645)	(7.7)%
Total gross profit	$154,415		$171,795		$(17,380)	(10.1)%
Total gross margin	29.6%		30.4%		(0.8)%

Net Sales

Net sales for the three months ended September 30, 2020, were $521.3 million, compared to $564.9 million for the three months ended September 30, 2019, representing a decrease of $43.6 million, or 7.7%. Average daily net sales decreased 9.2% over the prior period. Net sales from base business decreased $51.8 million compared to the prior period, and average daily base business net sales decreased by 11.0% over the prior period. There was one additional business day in the current period as compared to the prior period. Net sales from acquired branches and existing branches that were strategically combined increased by $8.1 million, compared to $17.4 million during the three months ended September 30, 2019. Our base business net sales across all of our major product lines decreased during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily as a result of reduced business activity due to the COVID-19 Pandemic. The COVID-19 Pandemic has had a greater impact on commercial construction activity compared to the residential market, and as a result, net sales from our suspended ceiling systems and metal framing product lines have decreased more than our net sales from other product lines. Additionally, our base business in the prior year benefited from a strong commercial construction end market and product expansion into new geographic areas, with less comparable activity in the current year. The decreases in our base business net sales across our product lines amounted to the following:

•wallboard net sales decreased $12.2 million, or 6.1%, comprised of decreases in average selling price and product mix of 1.8%, and wallboard unit volume of 4.3%; on an average daily net sales basis, wallboard decreased by 7.6%, driven by an average daily unit volume decrease of 5.8%;

•suspended ceiling systems net sales decreased $22.2 million, or 19.9% primarily as a result of declines in commercial construction activity, average selling price and product mix; on an average daily net sales basis, suspended ceiling systems decreased by 21.1%;

•metal framing net sales decreased $8.7 million, or 9.2% as a result of declines in commercial construction activity, lower unit volume and lower selling prices; on an average daily net sales basis, metal framing decreased by 10.6%; and

•complementary and other products net sales decreased $8.7 million, or 6.5%; on an average daily net sales basis, complementary and other products decreased by 8.0%.

The table below highlights net sales from our base business and acquired and combined branches:

	Three Months Ended September 30,		Change
	2020	2019	$	%
(dollars in thousands)
Base business (1)	$487,167	$538,936	$(51,769)	(9.6)%
Acquired and combined (2)	34,094	25,970	8,124	31.3%
Net sales	$521,261	$564,906	$(43,645)	(7.7)%
(1) Represents net sales from branches that were owned by us since January 1, 2019, and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2019, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Three Months Ended September 30, 2019	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Three Months Ended September 30, 2020	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$207,326	$(12,156)	$4,278	$199,448	(3.8)%	(6.1)%	55.7%
Suspended ceiling systems	118,873	(22,239)	689	97,323	(18.1)%	(19.9)%	9.9%
Metal framing	98,817	(8,709)	225	90,333	(8.6)%	(9.2)%	5.2%
Complementary and other products	139,890	(8,665)	2,932	134,157	(4.1)%	(6.5)%	41.8%
Net sales	$564,906	$(51,769)	$8,124	$521,261	(7.7)%	(9.6)%	31.3%
Average daily net sales(3)	$8,967	$(943)	$121	$8,145	(9.2)%	(11.0)%	29.2%
(1) Represents base business net sales change as a percentage of base business net sales for the three months ended September 30, 2019.
(2) Represents acquired and combined net sales change as a percentage of acquired and combined net sales for the three months ended September 30, 2019.
(3) The numbers of business days for the three months ended September 30, 2020 and 2019 were 64 and 63, respectively.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2020, was $154.4 million, compared to $171.8 million for the three months ended September 30, 2019, representing a decrease of $17.4 million, or 10.1%. The decrease in gross profit was primarily due to lower net sales.

Gross margin for the three months ended September 30, 2020, was 29.6%, compared to 30.4% for the three months ended September 30, 2019. The decrease in gross margin was primarily due to COVID-19 Pandemic-related market disruptions.

Selling, General & Administrative ("SG&A") Expenses

SG&A expenses for the three months ended September 30, 2020, were $115.1 million, compared to $123.9 million for the three months ended September 30, 2019, representing a decrease of $8.8 million, or 7.1%. As a percentage of net sales, SG&A expenses were 22.1% for the three months ended September 30, 2020, compared to 21.9% for the three months ended September 30, 2019. SG&A expenses remained relatively flat as a percentage of net sales primarily due to proactive actions taken to right-size our cost structure in response to a decline in net sales resulting from the COVID-19 Pandemic.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2020, was $19.4 million compared to $20.2 million for the three months ended September 30, 2019, representing a decrease of $0.8 million, or 4.0%.

Interest Expense

Interest expense for the three months ended September 30, 2020, was $6.5 million compared to $9.1 million for the three months ended September 30, 2019, representing a decrease of $2.7 million, or 29.1%. The decrease was primarily due to a lower average daily debt balance with lower average interest rates.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2020, was income of $0.4 million, compared to expense of $0.1 million for the three months ended September 30, 2019. Other income (expense), net consists primarily of foreign currency transaction gains and losses.

Income Taxes
Income tax expense for the three months ended September 30, 2020, was $2.0 million compared to income tax expense of $5.8 million for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 was 14.8% compared to 31.2% for the three months ended September 30, 2019. The difference in the effective tax rates between periods was due primarily to booking, as a discrete benefit, the election to apply the Global Intangible Low Taxed Income, or GILTI, high-tax exclusion, as outlined in the final Treasury Regulations issued on July 20, 2020, retroactively to years beginning after December 31, 2017, and recording a favorable return to provision adjustment associated with foreign tax credits during the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes certain consolidated financial information related to our operating results for the periods indicated:

	Nine Months Ended September 30,
	2020		2019
(dollars in thousands)
Statements of operations data
Net sales	$1,531,609	100.0%	$1,639,689	100.0%
Cost of goods sold	1,069,381	69.8%	1,143,397	69.7%
Gross profit	462,228	30.2%	496,292	30.3%
Operating expenses:
Selling, general and administrative expenses	344,479	22.5%	363,872	22.2%
Depreciation and amortization	57,920	3.8%	60,911	3.7%
Total operating expenses	402,399	26.3%	424,783	25.9%
Income from operations	59,829	3.9%	71,509	4.4%
Interest expense	(21,349)	(1.4)%	(26,015)	(1.6)%
Gain on legal settlement	8,556	0.5%	—	—
Other expense, net	(39)	—%	(4)	—%
Income before income taxes	46,997	3.0%	45,490	2.8%
Income tax expense	10,963	0.7%	13,232	0.8%
Income from continuing operations	36,034	2.3%	32,258	2.0%
Loss on sale of discontinued operations, net of tax	—	—%	(1,401)	(0.1)%
Net income	$36,034	2.3%	$30,857	1.9%

Our net sales by major product line, gross profit and gross margin, are as follows:

	Nine Months Ended September 30,				Change
	2020		2019		$	%
(dollars in thousands)
Wallboard	$590,304	38.5%	$624,299	38.1%	$(33,995)	(5.4)%
Suspended ceiling systems	287,337	18.8%	314,045	19.2%	(26,708)	(8.5)%
Metal framing	265,855	17.4%	300,493	18.3%	(34,638)	(11.5)%
Complementary and other products	388,113	25.3%	400,852	24.4%	(12,739)	(3.2)%
Total net sales	$1,531,609	100.0%	$1,639,689	100.0%	$(108,080)	(6.6)%
Total gross profit	$462,228		$496,292		$(34,064)	(6.9)%
Total gross margin	30.2%		30.3%		(0.1)%

Net Sales

Net sales for the nine months ended September 30, 2020, were $1,531.6 million, compared to $1,639.7 million for the nine months ended September 30, 2019, representing a decrease of $108.1 million, or 6.6%. Average daily net sales decreased 7.6% over the prior period. Net sales from base business decreased $130.7 million compared to the prior period, and average daily base business net sales decreased by 9.3% over the prior period. There were two more business days in the current period as compared to the prior period. Net sales from acquired branches and existing branches that were strategically combined increased by $22.6 million, compared to $60.4 million during the nine months ended September 30, 2019. Our base business net sales across all of our major product lines decreased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily as a result of reduced business activity due to impacts of the COVID-19 Pandemic. The decreases in our base business net sales across our product lines amounted to the following:

•wallboard net sales decreased $42.5 million, or 7.1%, comprised of decreases in average selling price and product mix of 2.2%, and wallboard unit volume of 4.9%; on an average daily net sales basis, wallboard decreased by 8.1%, driven by an average daily unit volume decrease of 5.8%;

•suspended ceiling systems net sales decreased $33.2 million, or 11.1%; on an average daily net sales basis, suspended ceiling systems decreased by 12.0%;

•metal framing net sales decreased $35.6 million, or 12.3% as a result of lower average selling prices and unit volumes; on an average daily net sales basis, metal framing decreased by 13.3%; and

•complementary and other products net sales decreased $19.3 million, or 5.1%; on an average daily net sales basis, complementary and other products decreased by 6.1%.

The table below highlights net sales from our base business and acquired and combined branches:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
(dollars in thousands)
Base business (1)	$1,438,355	$1,569,039	$(130,684)	(8.3)%
Acquired and combined (2)	93,254	70,650	22,604	32.0%
Net sales	$1,531,609	$1,639,689	$(108,080)	(6.6)%
(1) Represents net sales from branches that were owned by us since January 1, 2019, and branches that were opened by us during such period.
(2) Represents branches acquired and combined after January 1, 2019, primarily as a result of our strategic combination of branches.

The table below highlights our changes in base business net sales and net sales from branches acquired and combined by major product line:

	Nine Months Ended September 30, 2019	Base Business Net Sales Change	Acquired and Combined Net Sales Change	Nine Months Ended September 30, 2020	Total Net Sales % Change	Base Business Net Sales % Change(1)	Acquired and Combined Net Sales % Change(2)
(dollars in thousands)
Wallboard	$624,299	$(42,540)	$8,545	$590,304	(5.4)%	(7.1)%	36.1%
Suspended ceiling systems	314,045	(33,233)	6,525	287,337	(8.5)%	(11.1)%	43.6%
Metal framing	300,493	(35,597)	959	265,855	(11.5)%	(12.3)%	7.9%
Complementary and other products	400,852	(19,314)	6,575	388,113	(3.2)%	(5.1)%	33.0%
Net sales	$1,639,689	$(130,684)	$22,604	$1,531,609	(6.6)%	(8.3)%	32.0%
Average daily net sales(3)	$8,630	$(767)	$114	$7,977	(7.6)%	(9.3)%	30.6%
(1) Represents base business net sales change as a percentage of base business net sales for the nine months ended September 30, 2019.
(2) Represents acquired and combined net sales change as a percentage of acquired and combined net sales for the nine months ended September 30, 2019.
(3) The numbers of business days for the nine months ended September 30, 2020 and 2019, were 192 and 190, respectively.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2020, was $462.2 million, compared to $496.3 million for the nine months ended September 30, 2019, representing a decrease of $34.1 million, or 6.9%. The decrease in gross profit was primarily due to lower net sales.

Gross margin for the nine months ended September 30, 2020, was 30.2% compared to 30.3% for the nine months ended September 30, 2019. The slight decrease in gross margin was primarily due to COVID-19 Pandemic-related market disruptions.

Selling, General & Administrative Expenses

SG&A expenses for the nine months ended September 30, 2020, were $344.5 million, compared to $363.9 million for the nine months ended September 30, 2019, representing a decrease of $19.4 million, or 5.3%. As a percentage of net sales, SG&A expenses were 22.5% for the nine months ended September 30, 2020, compared to 22.2% for the nine months ended September 30, 2019. The increase in SG&A expenses as a percentage of net sales was primarily due to the loss of sales leverage resulting from the COVID-19 Pandemic and our continued investment in various company-wide initiatives, partially offset by actions taken to right-size our cost structure in response to the decline in net sales.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2020, was $57.9 million compared to $60.9 million for the nine months ended September 30, 2019, representing a decrease of $3.0 million, or 4.9%.

Interest Expense

Interest expense for the nine months ended September 30, 2020, was $21.3 million compared to $26.0 million for the nine months ended September 30, 2019, representing a decrease of $4.7 million, or 17.9%. The decrease was primarily due to a lower average daily debt balance with lower average interest rates.

Gain on Legal Settlement

In February 2020, the Company received a one-time class action legal settlement of $8.6 million. The Company does not expect to receive any further payments as a result of this settlement.

Other Expense, Net

Other expense, net was nominal for both the nine months ended September 30, 2020 and September 30, 2019. Other expense, net consists primarily of foreign currency transaction gains and losses.

Income Taxes
Income tax expense for the nine months ended September 30, 2020, was $11.0 million compared to $13.2 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020, was 23.3% compared to 29.1% for the nine months ended September 30, 2019. The difference in the effective tax rates between periods was due primarily to booking, as a discrete benefit, the election to apply the GILTI high-tax exclusion, as outlined in the final Treasury Regulations issued on July 20, 2020, retroactively to years beginning after December 31, 2017 during the nine months ended September 30, 2020.

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

We believe our financial resources, along with managing discretionary expenses, will allow us to manage the impact of the COVID-19 Pandemic on our business operations for the foreseeable future, which has included reduced net sales and net income levels for our business. We have reduced spending broadly across our operations, only proceeding with operating and capital spending that is critical. We have restricted hiring and reduced discretionary spending. In addition, we recorded a credit of approximately $1.9 million as an offset to SG&A expenses as a result of the employee retention credits made available under the Canada Emergency Wage Subsidy for Canadian employees during the nine months ended September 30, 2020. We believe we are able to meet our liquidity needs for the foreseeable future, as we have maintained a strong balance sheet and lowered our net debt leverage ratio.

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
In March 2020, in response to the COVID-19 Pandemic, we drew $120.0 million from our 2018 Revolving Credit Facility to provide financial flexibility and liquidity due to volatile financial market conditions. We repaid the first quarter draw under our 2018 Revolving Credit Facility in June 2020 and lowered our net debt leverage ratio. As of September 30, 2020, we had $9.5 million of outstanding borrowings, $356.1 million of available aggregate undrawn borrowing capacity under our 2018 Revolving Credit Facility, and $18.7 million in cash and cash equivalents.

See Note 9, Long-Term Debt, to the condensed consolidated financial statements for additional information regarding our 2018 Revolving Credit Facility and 2018 Term Loan Facility.

As long as commitments are outstanding under our 2018 Revolving Credit Facility, we are subject to certain restrictions under the facility if our Pro Forma Adjusted EBITDA (called "Consolidated EBITDA" under our 2018 Revolving Credit Facility) to debt ratio, or the Total Net Leverage Ratio, exceeds a certain ratio. The Total Net Leverage Ratio is defined as the ratio of Consolidated Total Debt to the aggregate amount of Consolidated EBITDA for the Relevant Reference Period (as such terms are defined in our 2018 Revolving Credit Facility). Consolidated Total Debt is defined in our 2018 Revolving Credit Facility and is generally calculated as an amount equal to the aggregate outstanding principal amount of all third-party debt for borrowed money, unreimbursed drawings under letters of credit, finance lease liabilities, and third-party debt obligations evidenced by notes or similar instruments on a consolidated basis and determined in accordance with GAAP, subject to certain exclusions. Consolidated EBITDA is defined in our 2018 Revolving Credit Facility and is calculated in a similar manner to our calculation of Adjusted EBITDA, except that our 2018 Revolving Credit Facility permits pro forma adjustments in order to give effect to, among other things, the pro forma results of our acquisitions as if we had owned such acquired companies for the entirety of the Relevant Reference Period. These pro forma adjustments give effect to all acquisitions consummated in the four quarters ended September 30, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended September 30, 2020. Our 2018 Revolving Credit Facility requires us to maintain a Total Net Leverage Ratio no greater than 6.00:1.00 to incur additional junior lien and unsecured indebtedness.

As of September 30, 2020, we were in compliance with all covenant restrictions under the 2018 Term Loan Facility and 2018 Revolving Credit Facility. The following tables present the Total Net Leverage Ratio and Net Debt Leverage Ratio as of September 30, 2020:

(dollars in thousands)	Four Quarters Ended September 30, 2020
Pro Forma Adjusted EBITDA (1)	$164,374
Consolidated Total Debt (2)	$457,054
Total Net Leverage Ratio	2.78x
Cash	$(18,675)
Consolidated Total Debt (2) less Cash, or Net Debt	$438,379
Net Debt Leverage Ratio	2.67x
(1) "Pro Forma Adjusted EBITDA" is used herein instead of "Consolidated EBITDA" to avoid confusion but is calculated in the same manner as Consolidated EBITDA under our 2018 Revolving Credit Facility. The following table presents a reconciliation of Adjusted EBITDA to Pro Forma Adjusted EBITDA for the four quarters ended September 30, 2020:

Four Quarters Ended September 30, 2020
(in thousands)
Adjusted EBITDA (a)	$163,266
Pro forma adjustment (b)	1,108
Pro Forma Adjusted EBITDA	$164,374
(a) See the section titled "Non-GAAP Financial Information" for a reconciliation of net income from continuing operations to Adjusted EBITDA.
(b) The pro forma adjustment gives effect to all acquisitions consummated in the four quarters ended September 30, 2020, as though they had been consummated on the first day of the first quarter for the four quarters ended September 30, 2020. Other adjustments are also made to conform to the terms of our 2018 Revolving Credit Facility.

(2) The reconciliation of total debt on the balance sheet to Consolidated Total Debt is as follows:

As of September 30, 2020
(in thousands)
Total gross debt	$451,625
Finance lease liabilities	5,429
Consolidated Total Debt	$457,054

Cash Flows

A summary of net cash provided by, or used in, operating, investing and financing activities by continuing operations is shown in the following table:

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Net cash provided by operating activities	$147,184	$87,253
Net cash used in investing activities	$(33,028)	$(44,758)
Net cash used in financing activities	$(113,173)	$(33,923)

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, provision for expected credit losses, right-of-use assets, deferred income taxes and the effects of changes in working capital.

Net cash provided by operating activities increased by $59.9 million to $147.2 million for the nine months ended September 30, 2020, as compared to $87.3 million in the same period in 2019. The increase was primarily due to lower working capital requirements of $51.4 million and higher net income from continuing operations.

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

Net cash used in investing activities decreased by $11.7 million to $33.0 million for the nine months ended September 30, 2020, as compared to $44.8 million in the same period in 2019. The decrease was primarily due to lower aggregate purchase price for acquisitions and decreases in capital spending of $9.7 million and $7.4 million, respectively, partially offset by proceeds from the termination of the net investment hedge in 2019 and proceeds from asset disposals, amounting to $3.3 million and $1.5 million, respectively.

Financing Activities

Net cash used in financing activities consists primarily of borrowings and related repayments under our financing agreements.

Net cash used in financing activities increased by $79.3 million to $113.2 million in the nine months ended September 30, 2020, as compared to $33.9 million in the same period in 2019. The increase was primarily due to higher repayments of borrowings of $485.9 million, compared to $418.6 million in the same period in 2019. A higher TRA payment in January 2020 also contributed to the increase.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements or similar obligations, such as financing or unconsolidated variable interest entities.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present Adjusted EBITDA for historical periods. Adjusted EBITDA is a non-GAAP financial measure and has been presented as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate Adjusted EBITDA as net income from continuing operations before interest expense, net, income tax expense, depreciation and amortization, offering and public company readiness expenses, stock-based compensation, and other non-recurring adjustments such as (gain) loss on disposal or sale of assets, gain on legal settlement and transaction costs. We calculated Pro Forma Adjusted EBITDA and Net Debt Leverage Ratio as shown in the previous section entitled “Liquidity and Capital Resources,” which are also non-GAAP financial measures.

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

The following is a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income from continuing operations (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(dollars in thousands)
Net income from continuing operations	$11,801	$12,709	36,034	32,258
Interest expense, net	6,447	9,012	21,265	25,999
Income tax expense	2,049	5,754	10,963	13,232
Depreciation and amortization	19,413	20,218	57,920	60,911
Offering and public company readiness expenses(a)	—	378	—	378
Stock-based compensation	1,491	1,117	4,319	3,056
(Gain) loss on disposal or sale of assets	(294)	13	414	(54)
Gain on legal settlement	—	—	(8,556)	—
Transaction costs(b)	811	819	1,895	2,046
Adjusted EBITDA	$41,718	$50,020	$124,254	$137,826
Adjusted EBITDA margin(c)	8.0%	8.9%	8.1%	8.4%

(a)    Represents costs related to our initial public offering, secondary offering, and public company readiness expenses.
(b)    Represents costs related to our transactions, including fees paid to financial advisors, accountants, attorneys, and other professionals, as well as certain internal corporate development costs. The costs also include non-cash purchase accounting effects to adjust for the effect of the purchase accounting step-up in the value of inventory to fair value recognized as a result of acquisitions.
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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have updated our existing risk factors to include information associated with the current events related to the COVID-19 Pandemic, which has continued to impact global markets. Except for the updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors in the 2019 10-K and in the 10-Q filed on May 11, 2020.

The COVID-19 Pandemic has had, and other public health crises or epidemics could in the future have, a material adverse impact on our results of operations, and the duration and extent to which the COVID-19 Pandemic will impact our results of operations remains uncertain.

The COVID-19 Pandemic has resulted in, and other significant outbreaks of epidemic, pandemic, or contagious diseases in the human population could result in, a widespread health crisis that adversely affects the broader economies, financial and capital markets, commodity and energy prices, and overall demand environment for our products. In response to the COVID-19 Pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, “shelter-in-place” guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions, orders, guidelines and consumer behavior, as well as other measures taken in response to the global health crisis, have resulted in, and will continue to result in, business closures, work stoppages, slowdowns and delays, work-from-home policies, and the cancellation or postponement of events, among other effects that have and could continue to negatively impact our operations, as well as the operations of our customers and business partners. Such results have had, and will continue to have, a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.

The impacts of the COVID-19 Pandemic have led to discretionary spending, a rapid rise in unemployment, and a sudden decrease in global economic activity, and many businesses, including our Company, have experienced, and anticipate that they will continue to experience, a significant negative impact on their financial condition, results of operations, and liquidity. We anticipate that measures that have been taken to mitigate the impacts of the COVID-19 Pandemic will continue to affect our workforce, customers and vendors, as well as economies and financial markets globally, leading to an economic downturn in the geographies in which we and our customers operate, and continue to adversely impact the demand for our products. For example, during portions of the six months ended June 30, 2020, certain actions that we took to offset the impact of the COVID-19 Pandemic included reducing salaries for all exempt employees and implementing furloughs. During the three months ended September 30, 2020, we scaled back such measures, but we cannot predict what future actions we may have to take to mitigate the impacts of the COVID-19 Pandemic. Furthermore, we have experienced, and continue to experience, disruptions to our business as we implement safety protocols and limitations on customers entering our branches, and restrict nonessential travel.

In addition to the foregoing, the demand for our products, as well as our business, operations, financial condition, results of operations and cash flows will depend on numerous factors, the extent and duration of which are uncertain and cannot be predicted, including:

•the duration and scope of the COVID-19 Pandemic, measures taken to mitigate the spread and impact of the disease, and associated disruptions;
•a general slowdown in the construction industry;

•governmental, business and individual actions taken in response to the COVID-19 Pandemic, including a deterioration in our ability, or the ability of our customers, to operate in affected geographic regions;
•the effect of the pandemic on discretionary spending and demand for our products;
•the effect of the pandemic on our suppliers and disruptions to the global supply chain;
•our ability to sell and provide our products, including disruptions as a result of travel restrictions and people working from home;
•the ability of our customers to pay for our products;
•delays in starting construction jobs, temporary closure of jobsites or cancellation of jobs;
•any closures of our and our suppliers’ and customers’ facilities and construction projects;
•incremental costs resulting from the adoption of preventative measures, including social distancing requirements; and
•our ability to timely service our debt or other obligations, or access traditional funding sources on the same or reasonably similar terms.

In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out by the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to completely prevent the spread of the virus among our employees and may face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or otherwise. Any of these claims, even if without merit, could result in costly litigation or divert management's attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.

Even after the COVID-19 Pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic instability that has occurred or may occur in the future. Any of these events could amplify the risks and uncertainties described in Item 1A. Risk Factors in our 2019 10-K and Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2020, and could materially adversely affect our business, operations, financial condition, results of operations, cash flows or stock price.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, specifically “The COVID-19 Pandemic's Impact on Our Business” and “Liquidity and Capital Resources” sections, for further discussion.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosure

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOUNDATION BUILDING MATERIALS, INC.

Date: November 3, 2020	BY:	/s/ John Gorey
John Gorey
Chief Financial Officer
(Principal Financial Officer)

/s/ Onur Demirkaya
Onur Demirkaya
Chief Accounting Officer
(Principal Accounting Officer)